Form 10-Q
period 1995-09-30
SIBONEY CORP
filed 1995-11-13
CIK 90057

                 SECURITIES AND EXCHANGE COMMISSION
                 ----------------------------------
                       Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -------------------------------------------------------
                   SECURITIES EXCHANGE ACT OF 1934
                   -------------------------------

[X]  Quarterly report for the quarterly period ended September 30, 1995
                                                     ------------------

                                 OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

Commission File Number       1-3952
                        ---------------------------------------------

                        SIBONEY CORPORATION
---------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

           Maryland                               73-0629975
----------------------------------      -----------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


8000 Maryland Ave., Suite 1040, P.O. Box 16184, St. Louis, MO 63105
---------------------------------------------------------------------
     (Address of principal executive offices) (Zip Code)

                            314-725-6141
---------------------------------------------------------------------
     (Registrant's telephone number, including area code)


---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]


     Title of class of                Number of Shares
       common stock           outstanding as of this Report Date
     -----------------        ----------------------------------
  Common stock, par value
      $.10 per share                     15,566,694

                              INDEX
                              -----

PART I     FINANCIAL INFORMATION
------     ---------------------

  ITEM 1.  Financial Statements
  ------

           Condensed Consolidated Balance Sheet                 3
            September 30, 1995 and December 31, 1994

           Condensed Consolidated Statement of Operations       5
            Three Months and Nine Months Ended
              September 30, 1995 and September 30, 1994

           Condensed Consolidated Statement of Cash Flows       6
            Nine Months Ended September 30, 1995 and
              September 30, 1994

           Notes to Condensed Consolidated Financial            7
            Statements

  ITEM 2.  Management's Discussion and Analysis of              8
  ------    Financial Condition and Results of Operation


PART II    OTHER INFORMATION
-------    -----------------

  ITEM 6.  Exhibits and Reports on Form 8-K                    10
  ------

Signatures                                                     10
----------


                  PART I - FINANCIAL INFORMATION
                  ------------------------------

                 ITEM 1.    FINANCIAL STATEMENTS
                 -------------------------------

              SIBONEY CORPORATION AND SUBSIDIARIES
              ------------------------------------

              CONDENSED CONSOLIDATED BALANCE SHEET
              ------------------------------------

            SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
            ----------------------------------------

                             ASSETS
                             ------

                                                       DECEMBER 31,
                                       SEPTEMBER 30,    1994 (SEE
                                           1995        NOTE BELOW)
                                       -------------   ------------
CURRENT ASSETS
--------------
  Cash and cash equivalents            $   689,708    $   570,191
  Accounts and notes receivable            161,594        211,132
  Inventories (Note 3)                     283,704        262,829
  Prepaid expenses and deposits            355,819        391,894
                                       -----------    -----------
     TOTAL CURRENT ASSETS                1,490,825      1,436,046
     --------------------

PROPERTY, PLANT AND EQUIPMENT (NET OF      392,688        433,910
------------------------------------
ACCUMULATED DEPRECIATION OF $1,083,264
--------------------------------------
AT SEPTEMBER 30, 1995 AND $1,011,984 AT
---------------------------------------
DECEMBER 31, 1994)
------------------

INVESTMENTS IN NATURAL RESOURCES             5,101          5,101
--------------------------------
                                       -----------    -----------
                                       $ 1,888,614    $ 1,875,057
                                       ===========    ===========







NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

      See accompanying notes to condensed consolidated financial statements.



              SIBONEY CORPORATION AND SUBSIDIARIES
              ------------------------------------

              CONDENSED CONSOLIDATED BALANCE SHEET
              ------------------------------------

                           (CONTINUED)
                           -----------

            SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
            ----------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------


                                                       DECEMBER 31,
                                        SEPTEMBER 30,   1994 (SEE
                                            1995       NOTE BELOW)
                                        -------------  ------------
CURRENT LIABILITIES
-------------------
  Notes payable                         $     1,000   $     1,000
  Accounts payable                           36,055        29,120
  Accrued expenses                           92,630        95,966
                                        -----------   -----------
     TOTAL CURRENT LIABILITIES              129,685       126,086
     -------------------------


STOCKHOLDERS' EQUITY
--------------------
  Preferred stock:
  Authorized 1,366,694 shares at $1 par
   value; none outstanding
  Common stock:
   Authorized 20,000,000 shares at $.10
    par value; issued 15,566,694 shares   1,556,670     1,556,670
  Additional paid-in capital              6,152,403     6,152,403
  Retained earnings (deficit)            (5,950,144)   (5,960,102)
                                        -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY         $ 1,758,929   $ 1,748,971
     --------------------------         -----------   -----------

                                        $ 1,888,614   $ 1,875,057
                                        ===========   ===========








NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

      See accompanying notes to condensed consolidated financial statements.


                                   SIBONEY CORPORATION AND SUBSIDIARIES
                                   ------------------------------------

                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              ----------------------------------------------

                                     NINE MONTHS ENDED      THREE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                     -----------------      ------------------
                                    1995          1994        1995        1994
                                    ----          ----        ----        ----
REVENUES                         $1,923,117    $1,831,926   $526,592    $622,875
--------

COST OF PRODUCT SALES               429,592       390,863    135,409     155,229
---------------------

SELLING, GENERAL AND
--------------------
ADMINISTRATIVE EXPENSES           1,477,067     1,289,282    470,870     448,227
-----------------------          ----------    ----------   --------    --------

INCOME FROM OPERATIONS               16,458       151,781    (79,687)     19,419
----------------------           ----------    ----------   --------    --------

OTHER INCOME (EXPENSE)
----------------------
 Interest income                     18,169        13,807      7,946       5,625
 Miscellaneous                      (24,669)      (25,728)    (2,673)     (8,186)
                                 ----------    ----------   --------    --------
   TOTAL OTHER INCOME (EXPENSE)      (6,500)      (11,921)     5,273      (2,561)
   ----------------------------  ----------    ----------   --------    --------

NET INCOME                       $    9,958    $  139,860   $(74,414)   $ 16,858
----------                       ==========    ==========   ========    ========

WEIGHTED AVERAGE SHARES
-----------------------
OUTSTANDING                      15,566,694    15,566,694 15,566,694  15,566,694
-----------                      ==========    ========== ==========  ==========

INCOME PER SHARE                     $ .001        $ .009    $ (.005)    $  .001
----------------                     ======        ======    =======     =======









See accompanying notes to condensed consolidated financial statements.


                           SIBONEY CORPORATION AND SUBSIDIARIES
                           ------------------------------------

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      ----------------------------------------------

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                   -----------------------------------------------------


                                                          1995       1994
                                                          ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income from continuing operations                $   9,958  $  139,860
  Adjustments to reconcile net income from
   continuing operations to net cash provided
   by operating activities:
    Depreciation                                          96,790      89,603
    Loss on disposition of assets                            427       1,798
    Change in assets and liabilities:
      (Increase) decrease in accounts and notes
        receivable                                        49,538    (101,653)
      (Increase) decrease in inventory                   (20,875)      2,794
      (Increase) decrease in prepaid expenses
        and deposits                                      36,075     (29,816)
      Increase in accounts payable and accrued
       expenses                                            3,599      47,686
                                                       ---------  ----------
NET CASH PROVIDED BY OPERATIONS                          175,512     150,272
-------------------------------                        ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Payments for equipment                                 (55,995)   (119,848)
                                                       ---------  ----------
NET CASH USED IN INVESTING ACTIVITIES                    (55,995)   (119,848)
-------------------------------------                  ---------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                119,517      30,424
-----------------------------------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          570,191     591,799
-----------------------------------------------        ---------  ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 689,708  $  622,223
-----------------------------------------              =========  ==========









See accompanying notes to condensed consolidated financial statements.


              SIBONEY CORPORATION AND SUBSIDIARIES
              ------------------------------------

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------

                   SEPTEMBER 30, 1995 AND 1994
                   ---------------------------


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated balance sheet as of September 30, 1995, the condensed consolidated statement of operations for the nine-month periods and the three-month periods ended September 30, 1995 and 1994 and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operation at September 30, 1995 and for all periods have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

2.   STOCKHOLDERS' EQUITY
     --------------------

     During the nine months ended September 30, 1995, stockholders' equity was changed solely by the net income for the period.

3.   INVENTORIES
     -----------

     Inventories consist of the following:

                            SEPTEMBER 30, 1995  DECEMBER 31, 1994
                            ------------------  -----------------
          Raw materials          $  116,170       $  132,700
          Finished goods         $  167,534       $  130,129
                                 ----------       ----------
                                 $  283,704       $  262,829
                                 ==========       ==========

              SIBONEY CORPORATION AND SUBSIDIARIES
              ------------------------------------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     The Company's continuing operations for the periods presented consist of the following two segments:

     1) The production and distribution of educational software, teaching aids and related supplies. The Company, through its subsidiary, Gamco Industries, Inc. ("Gamco"), has been producing teaching aids, such as transparencies, filmstrips, audio cassettes and reproducible books for more than 35 years. Educational software is produced for use on Apple, Macintosh, IBM and IBM compatible computers. Seventy-five percent of Gamco's sales are generated by proprietary educational software. Sales are made to private and public schools, grades 1 through 12, by a network of independent distributors throughout the United States, as well as through catalogs published by Gamco and other educational software distributors. Popular Gamco software titles include Money Challenge,
                                                ---------------
          Discover Time and Math Football.
          -------------     -------------

     2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

  THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. SEPTEMBER 30, 1994
  ------------------------------------------------------------

     Revenues decreased during the three month period ended September 30, 1995 compared to the same period in 1994, due to decreased software sales at Gamco Industries. The entire educational software industry has reported a significant drop in sales. The general consensus is that educators' reluctance to spend reflects their fears about future cuts in federal spending for education. In addition, revenue from Apple II software sales has decreased dramatically. This is due to the decline in use of Apple II computers in schools. Schools have been updating their equipment with Macintosh and IBM computers. To offset this decline in revenue, Gamco has accelerated IBM and Macintosh product development.

     Cost of sales decreased as a result of lower sales, but increased as a percentage of sales to 25.7% from 24.9% for the year earlier period as a result of increases in materials and overhead costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     Selling, general and administrative expenses increased during the quarter ended September 30, 1995 compared to the same period in 1994. While these expenses were slightly lower at Gamco, they were higher at the corporate level as a result of the hiring of a new officer to expand the market and products for Gamco, while evaluating other educational product opportunities which the Company may pursue.

     Net income decreased during the period in 1995 due to the above-mentioned factors.

   NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. SEPTEMBER 30, 1994
   -----------------------------------------------------------

     Revenues increased during the nine month period ended
     September 30, 1995 compared to the same period in 1994, due to increased software sales at Gamco and increased royalties received by Siboney Coal Co.

     Cost of Sales increased during the period ended September 30, 1995, compared to the same period in 1994 as a result of higher sales and increases in materials and overhead.

     Selling, general and administrative expenses increased during the nine month period ended September 30, 1995 compared to the same period in 1994, primarily due to higher selling expenses and research and development expenses at Gamco. The increase in research and development expense was due to the additional salary of a research and development director and increased expenditures for research and development of new programs and upgrading and adapting existing programs. Gamco operates in highly competitive markets which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures.

                 LIQUIDITY AND CAPITAL RESOURCES
                 -------------------------------

     Cash and cash equivalents increased at September 30, 1995 compared to December 31, 1994, primarily due to lower accounts receivable. The decrease in accounts receivable was due to lower revenues at Gamco during September 1995. The level of inventories increased during the period, with finished goods increasing and raw materials declining as a result of lower than anticipated sales.

                   PART II - OTHER INFORMATION
                   ---------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------

          a)   No Exhibits filed.

          b) There were no Reports on Form 8-K filed during the quarter ended September 30, 1995.


                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIBONEY CORPORATION


Date:     November 2, 1995
                                   BY: /s/ Timothy J. Tegeler
                                      -----------------------
                                      Timothy J. Tegeler
                                      President, Chief Executive Officer
                                      and Chief Financial Officer