Form 10-K405
period 1995-12-31
SIBONEY CORP
filed 1996-03-27
CIK 90057

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

(MARK ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ---------------- TO ----------------

                            Commission File Number 1-3952
                                 SIBONEY CORPORATION
             ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                  MARYLAND                                 73-0629975
------------------------------------------------   ---------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

8000 MARYLAND AVENUE, SUITE 1040, P.O. BOX 16184
------------------------------------------------
              ST. LOUIS, MISSOURI                             63105
------------------------------------------------   ---------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       314-725-6141
                                                   ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

                              NONE
Securities registered pursuant to Section 12(g) of the Act:

             COMMON STOCK, PAR VALUE $.10 PER SHARE
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Common Stock held by nonaffiliates of Registrant as of February 8, 1996 was $2,412,838. This value was based on the average of the bid and asked prices on February 8, 1996.

As of February 8, 1996, the Registrant had outstanding 15,566,694 shares of Common Stock.

                DOCUMENTS INCORPORATED BY REFERENCE
PART III: THE DEFINITIVE PROXY STATEMENT OF REGISTRANT (TO BE FILED PURSUANT TO REGULATION 14) FOR REGISTRANT'S 1996 ANNUAL MEETING OF
     SHAREHOLDERS, WHICH INVOLVES THE ELECTION OF DIRECTORS, IS
       INCORPORATED BY REFERENCE INTO ITEMS 10, 11, 12 AND 13.

------------------------------------------------------------------------------
                                                                        Page 1

                                INDEX
========================================================================
                                                                 PAGE
PART I

 ITEM 1.    Business. . . . . . . . . . . . . . . . . . . . . . .3 - 7

 ITEM 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . .7

 ITEM 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . .8

 ITEM 4.    Submission Of Matters To A Vote Of Security
            Holders . . . . . . . . . . . . . . . . . . . . . . . . .8

PART II

 ITEM 5.    Market For Registrant's Common Equity And
            Related Stockholder Matters . . . . . . . . . . . . . . .9

 ITEM 6.    Selected Financial Data . . . . . . . . . . . . . . . . 10

 ITEM 7.    Management's Discussion And Analysis
            Of Financial Condition And Results Of
            Operations. . . . . . . . . . . . . . . . . . . . .11 - 13

 ITEM 8.    Financial Statements And Supplementary Data . . . . . . 13

 ITEM 9.    Changes In and Disagreements With Accountants
            On Accounting And Financial Disclosure. . . . . . . . . 13

PART III

 ITEM 10.   Directors And Executive Officers Of The
            Registrant. . . . . . . . . . . . . . . . . . . . . . . 14

 ITEM 11.   Executive Compensation. . . . . . . . . . . . . . . . . 14

 ITEM 12.   Security Ownership Of Certain Beneficial
            Owners And Management . . . . . . . . . . . . . . . . . 14

 ITEM 13.   Certain Relationships And Related Transactions. . . . . 14


PART IV

 ITEM 14.   Exhibits, Financial Statements, Financial
            Statement Schedule And Reports On Form 8-K. . . . .15 - 30


 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

 EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . 32

------------------------------------------------------------------------------
                                                                        Page 2

                            PART I




ITEM 1 - BUSINESS

     GENERAL

     The principal businesses in which the Company engages, through its subsidiaries, are the manufacturing and selling of educational software products and teaching aids and the holding of certain natural resource interests.


     SUBSIDIARIES AND INDUSTRY SEGMENTS

     The Company conducts its business through several wholly-owned subsidiaries which, at December 31, 1995, were as follows:

                                                                                       YEAR OF
     INDUSTRY SEGMENT           SUBSIDIARY                         INCORPORATION     ORGANIZATION
---------------------------------------------------------------------------------------------------
     CONTINUING OPERATIONS:
       Educational Products     Gamco Industries, Inc.             Texas                 1968
                                (part of Siboney Learning Group
                                Division)
       Natural Resources        Axel Heiberg Oil Company           Delaware              1968
       Natural Resources        Siboney Resources - Texas, Inc.    Texas                 1968
       Natural Resources        Siboney Coal Company, Inc.         Kentucky              1978

     DISCONTINUED OPERATIONS:
       Audiovisual Equipment    Siboney Communications, Inc.       Texas                 1950

       A summary of the results of each of the Company's two industry segments, educational products and natural resources, for the years ended December 31, 1995, 1994 and 1993, which appears in Note 12 to the Consolidated Financial Statements on Page 27, is incorporated herein by reference.

------------------------------------------------------------------------------
                                                                        Page 3

DESCRIPTION OF BUSINESS AND PROPERTIES BY INDUSTRY SEGMENT

EDUCATIONAL PRODUCTS:

          SIBONEY LEARNING GROUP DIVISION/GAMCO INDUSTRIES, INC.

          BUSINESS - GENERAL DESCRIPTION -- The Company is engaged, through its learning group division and Gamco Industries, Inc. ("Gamco") a subsidiary, in the production and distribution of educational software, teaching aids and related supplies.

          In 1995, the Company formed the Siboney Learning Group Division and hired a new Executive Vice President, Ernest R. (Bodie) Marx, as the head of the division. Mr. Marx has been an executive and proprietor of companies engaged in the educational software and related products business for more than 18 years. The Company's purpose for forming the new division was to take advantage of Mr. Marx's background and experience and expand upon its interests in the manufacture and sale of educational software and related products. Such expansion is expected to occur both through Gamco, which was made part of the new division and reports to Mr. Marx, and by other internal and external expansion.

          The Company has been serving the educational market for more than 35 years. The Company's proprietary educational software is produced for use on McIntosh, Apple II, IBM and IBM compatible computers. Of Gamco's total sales, 76% is generated by proprietary software, and the remainder is represented by non-proprietary educational software and other
          related products.   Sales are made to private and public
          schools, grades 1 through 12, by a network of independent distributors throughout the United States, as well as through catalogs published by Gamco and other educational software distributors. Popular Gamco software titles include Money Challenge, Undersea Reading for Meaning (a new release in
          1995) and Touchdown Math - Whole Numbers and Fractions.

          SOURCES AND AVAILABILITY OF RAW MATERIALS -- Raw materials are generally available and are purchased from a wide range of suppliers. Shortages are not anticipated.

          PATENTS AND TRADEMARKS -- Gamco holds various patents, none of which are deemed to be material to its business or are expected to become material in the foreseeable future.

          SEASONALITY -- The Company historically tends to experience higher sales and accounts receivable in the educational products business at the end and beginning of the typical school year, (i.e. in May, June, August and September) and lower levels thereof in November and December. However, seasonality is not deemed to have an overall material effect on the Company's operations.

          WORKING CAPITAL ITEMS -- The Company does not engage in unusual practices relating to working capital items. Gamco does not purchase or maintain an unusually high amount of inventory in advance, although certain materials are purchased in larger quantities in order to obtain volume discounts. Gamco does not routinely offer extended

------------------------------------------------------------------------------
                                                                        Page 4
          terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available at the beginning of the academic year. Gamco maintains a policy under which products may be returned within thirty days from the date of purchase if they do not meet a customer's satisfaction. For the year
          1995, approximately 7% of sales were returned, of which 5% represented previewed sales returned within thirty days.

          DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS -- In 1995, approximately 13% of Gamco's revenues were generated from catalog sales through one dealer, Educational Resources, Inc.

          BACKLOG -- The Company traditionally does not have a material backlog of orders for Gamco products.

          GOVERNMENT BUSINESS -- Although a substantial portion of Gamco's business is done with governmental subdivisions, such business is not subject to price renegotiation or termination for convenience of the buyer.

          ENVIRONMENTAL IMPACT -- Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to protection of the environment are not expected to materially affect Gamco (or any other segment of business of the Company).

          RESEARCH AND DEVELOPMENT -- Gamco's expenditures for research and development of new computer software products and upgrading and adapting existing software products were approximately $391,000, $345,000 and $260,000 in 1995, 1994 and 1993, respectively.

          COMPETITION -- Gamco operates in highly competitive markets which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. Sales of Gamco's computer software products are substantially dependent upon expenditures of political subdivisions and school districts.


NATURAL RESOURCES:

          SIBONEY COAL COMPANY, INC.

          Siboney Coal Company, Inc. ("Siboney Coal"), a subsidiary of the Company, owns the fee and mineral interests in certain coal properties in Johnson and Martin Counties, Kentucky. The properties consist of approximately 325 surface or fee acres which include mineral rights and approximately 1,120 acres of mineral rights alone.

          Siboney Coal leases the coal properties to Mountaineer Land Company ("Mountaineer"), a subsidiary of Ashland Coal Company, under a twenty-five year lease entered into in 1987, under which mining operations have been conducted on and off since March 1990. Under the terms of the lease, Mountaineer has the right to mine the coal and pay a

------------------------------------------------------------------------------
                                                                        Page 5
          royalty to Siboney Coal. An advance royalty and certain royalties previously paid by Mountaineer are recoupable against future production royalties payable on coal mined and sold from the properties. The lease calls for annual payments of $30,000 plus royalties per ton of coal mined. The lease is cancellable on thirty days' prior written notice by the lessee. Siboney Coal earned $70,596 in 1995, $35,814 in 1994 and $68,878 in 1993 under the lease. Future revenues in excess of minimum royalties from the coal lease are dependent on mining operations of the lessee and at certain times have been, and may in the future be, discontinued.

          For further discussion of the "Natural Resources Segment" see
          Note 6 to the Consolidated Financial Statements on Page 23.

          OIL AND GAS

          Siboney Resources - Texas, Inc. ("Siboney Resources - Texas"), a subsidiary of the Company, has royalty interests in certain oil and gas leases in Texas. Revenues from such leases are not a material factor in the Company's consolidated revenues.

          Axel Heiberg Oil Company ("Axel"), a subsidiary of the Company, holds a 2.28% working interest in oil and gas property rights on 1,843 acres in the Canadian Arctic Islands. Due to the high cost of exploration and recovery of oil and gas from this region, it is not anticipated that revenues will be generated from this interest in the foreseeable future.

          Revenue and income after tax from oil and gas related operations are not significant to the Company. The present value of estimated future net oil and gas reserves of Axel and Siboney Resources - Texas is presently not determinable.


------------------------------------------------------------------------------
                                                                        Page 6

          Prior to the takeover of Cuba by Fidel Castro in 1958, the Company and its predecessor held oil exploration rights covering approximately four million acres in Cuban territory. Following the expropriation of these properties by the Castro regime, the Company filed claims against the Cuban government with the Foreign Claims Settlement Commission, which was authorized under the International Claims Settlement Act of 1949, as amended, to determine the validity and value of claims of United States nationals against the Cuban government for properties which have been expropriated. The Commission certified the Company's loss to be $2,454,000 plus interest at 6% per annum from November 1959. No funds have ever been appropriated to satisfy such claims. Accordingly, the Company has not considered and currently does not consider the claim to be material and cannot determine the possibility of or the amount of any possible recovery.

          In 1995, legislation was introduced in Congress which would grant the right of U.S. companies whose properties were confiscated by the Cuban government to bring action in U.S. federal district courts against foreign nationals that "traffic" in, or make use of, confiscated properties and would provide that those companies would be liable to the United States company who owns the claim to the confiscated property for money damages. In the spring of 1996, this legislation was passed by Congress, signed by the President and will take effect in August 1996.

PERSONNEL:

          As of February 8, 1996, the Company had 24 employees, 3 of which were employed by the parent corporation and 21 by Gamco.

ITEM 2.   PROPERTIES

          The Company leases 817 square feet of office space under a lease expiring on December 31, 1997. Effective March 1, 1996, an additional 652 square feet of office space was leased under an agreement which expires March 1, 1997, and is cancellable by either party on sixty-day notice. These facilities are considered adequate to meet the needs of the Company for the foreseeable future.

          Gamco, owns two buildings, aggregating 79,000 square feet in Big Spring, Texas on a parcel totalling 18 acres. Gamco utilizes approximately 75% of the space available in the buildings. The Company considers these facilities adequate to meet the needs of Gamco for the foreseeable future.

          The Company's subsidiaries operating in the natural resources segment own interests in certain coal, oil and gas properties. The present value of estimated future reserves of such properties is not presently determinable by the Company.

------------------------------------------------------------------------------
                                                                        Page 7

ITEM 3.   LEGAL PROCEEDINGS

          On October 4, 1985, the Company's subsidiary, Siboney Communications, Inc. ("SCI"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The proceeding remains currently pending; however, substantially all of the assets of SCI were sold and distributed in 1986 under supervision of the Bankruptcy Court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

------------------------------------------------------------------------------
                                                                        Page 8

                            PART II




ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          (A) Principal Market

              The Company's common stock, par value $.10 per share, is traded in the over-the-counter market.

          (B) Stock Price And Dividend Information

              The following table sets forth the high and low bid prices per share of common stock as reported by market makers polled by the Company:


                            1995 BID                           1994 BID
                 ---------------------------------------------------------------
                 QUARTER      HIGH       LOW          QUARTER    HIGH      LOW
                 ---------------------------------------------------------------
                 First        0.17      0.13          First      0.31     0.15
                 Second       0.21      0.13          Second     0.19     0.15
                 Third        0.15      0.13          Third      0.26     0.18
                 Fourth       0.15      0.15          Fourth     0.17     0.15

              The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

          (C) Approximate Number Of Holders Of Common Stock

              The number of holders of record of the Company's common stock as of February 8, 1996 was 17,473.

------------------------------------------------------------------------------
                                                                        Page 9

ITEM 6.   SELECTED FINANCIAL DATA

                                                                YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                                1995           1994           1993           1992          1991
                                       ------------------------------------------------------------------------
Total assets of continuing
  operations                             $ 1,696,432    $ 1,875,057    $ 1,764,684    $ 1,721,162   $ 1,545,651
===============================================================================================================

Revenues from continuing
  operations                             $ 2,359,492    $ 2,306,827    $ 2,060,465    $ 2,208,716   $ 2,075,931
===============================================================================================================

Income (loss) from continuing
  operations                             $   (98,405)   $    89,272    $    74,128    $   312,714   $   188,537
===============================================================================================================

Income from discontinued
  operations [Note (a)]                  $        --    $    60,691    $   603,202    $    91,667   $   340,844
===============================================================================================================

Cumulative effect on prior
  years of change in accounting
  principle                              $   (66,368)   $        --    $        --    $        --   $        --
===============================================================================================================

Net income (loss)                        $  (164,773)   $   149,963     $  677,330     $  404,381   $   529,381
===============================================================================================================

Earnings (loss) per common
  share [Note (b)]:
    Continuing operations                 $ (0.006)      $ 0.005         $ 0.005        $ 0.020      $ 0.012
     Discontinued operations                    --         0.004           0.037          0.006        0.022
     Cumulative effect on prior
      years of change in accounting
      principle                             (0.004)           --              --             --           --
---------------------------------------------------------------------------------------------------------------
                                          $ (0.010)      $ 0.009         $ 0.042        $ 0.026       $ 0.34
===============================================================================================================

Average number of common and
  common equivalent shares
  outstanding                             16,366,287     16,422,782     16,204,465     15,366,694    15,366,694
===============================================================================================================

       NOTES:

          (a) Discontinued operations relate primarily to SCI. In 1994, income from discontinued operations arose from an adjustment to a liability reserve relating to SCI previously established, which management determined to be no longer necessary. In 1993 and prior years, income from discontinued operations was generated as liabilities relating to legal judgments were settled for less than was originally recorded and established reserves were adjusted to reflect amounts determined by management to be currently required.

          (b) Earnings per share have been computed by dividing net income by the average number of common and common equivalent shares outstanding during the year.

          (c) The Company has paid no cash dividends during the five years ended December 31, 1995.

------------------------------------------------------------------------------
                                                                       Page 10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the three years ended December 31, 1995, and comments on the Company's financial position as of December 31, 1995.

          RESULTS OF OPERATIONS:

          1995 IN COMPARISON WITH 1994:

              During 1995, the Company's consolidated revenues increased $52,665 to $2,359,492. Revenues from the educational products segment increased $19,116 to $2,284,529 while revenues from the natural resource segment increased $33,549 to $74,963. Educational product revenues increased because of increased outside printing sales made by Gamco's print shop. Sales of both proprietary and nonproprietary computer software and related products decreased slightly in the educational segment during the last half of the year due to educators' concerns about the federal budget impasse and its effect on future funding for school expenditures. Natural resource revenues increased due to more mining activity, which increased royalty payments earned by Siboney Coal. Future royalty payments are dependent entirely on the level of mining operations determined by the Company's lessee and are outside the control of the Company.

              Cost of product sales increased $30,858 to $523,055, which represented a decrease in gross margins from 78.4% to 77.2%, due primarily to the effect of increased material and overhead costs.

              Selling, general and administrative expenses increased $222,745 to $1,974,356, primarily due to increased catalog and magazine advertising costs of approximately $50,000 and an increase in salaries and other costs totalling approximately $75,000 associated with the formation of the Siboney Learning Group Division.

              The Company's loss from operations for 1995 was $137,919 compared to income from operations of $63,019 in 1994. The increase in consolidated revenues was offset by the increases in cost of sales and selling, general and administrative expenses.

              The Consolidated Statement Of Operations for 1995 reflects a one-time charge against income of $66,368, which represents the cumulative effect on prior years of a change in accounting principle resulting from the implementation of Statement of Position 93-7, "Reporting on Advertising Costs". (See Note 15 to the Consolidated Financial Statements).

              In 1994, income from discontinued operations arose from an adjustment to a liability reserve, which management determined to be no longer necessary. Therefore, the remaining reserve was written off in 1994.

------------------------------------------------------------------------------
                                                                       Page 11

          1994 IN COMPARISON WITH 1993:

              During 1994, the Company's consolidated revenues increased $246,362 to $2,306,827. Revenues from the educational products segment increased $279,099 to $2,265,413 while revenues from the natural resource segment decreased $32,737 to $41,414. Educational product revenues increased because Gamco's sales of proprietary and nonproprietary software increased due to new software titles which resulted from increased research and development expenditures and expanded catalog advertising that began in 1993. Natural resource revenues declined due to less mining activity, which reduced royalty payments earned by Siboney Coal.

              Cost of sales increased $53,453 to $492,197, due primarily to the increase in Gamco's sales.

              Selling, general and administrative expenses increased $189,622, to $1,751,611, primarily due to an increase in catalog advertising expenditures, research and development costs and the adoption of a 401(k) plan effective January 1, 1994.

              The Company's income from operations for 1994 was $63,019 compared to $59,732 in 1993. The increase in consolidated revenues was offset by an increase in selling, general and administrative expenses.

              Income from discontinued operations decreased $542,511 to $60,691. In 1994, the income from discontinued operations arose from an adjustment to the liability reserve, which management determined to be no longer necessary. In 1993, the adjustment was made to the liabilities relating to discontinued operations as a result of the settlement of a judgment for less than the related liability reserve.

          LIQUIDITY AND CAPITAL RESOURCES

          In 1995, cash and cash equivalents increased $29,733. This was primarily due to net cash provided by continuing operations.

          In 1994, cash and cash equivalents decreased $21,608. This was primarily due to payments for equipment in excess of cash provided by continuing operations.

          At December 31, 1995, Gamco had a line of credit, expiring on November 1, 1996, of $350,000, which is secured by certain assets of Gamco. There was an outstanding loan balance of $1,000 at both December 31, 1995 and 1994. The Company expects that the line-of-credit agreement will be extended beyond November 1996.

------------------------------------------------------------------------------
                                                                       Page 12

          The Company considers its cash position and available line of credit adequate to fund its anticipated operations and capital expenditures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data required by this
          Item 8 are set forth at the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


------------------------------------------------------------------------------
                                                                       Page 13

                             PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information contained under the caption "Information Concerning Nominees" and "Information Concerning Executive Officers" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1996 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 11.   EXECUTIVE COMPENSATION

           The information contained under the captions "Executive Compensation" and "Information As To Stock Options" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1996 annual meeting of stockholders, which involves the election of directors is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information regarding security ownership contained under the caption "Information Concerning Nominees" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1996 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information contained under the caption "Transactions With Issuer And Others" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1996 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.


------------------------------------------------------------------------------
                                                                       Page 14

                              PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
           SCHEDULE AND REPORTS ON FORM 8-K

                                                                             PAGE

      (A)  (1)   FINANCIAL STATEMENTS:
                 Report Of Independent Certified Public
                   Accountants . . . . . . . . . . . . . . . . . . . . . . . . 16
                 Consolidated Balance Sheets At
                   December 31, 1995 And 1994. . . . . . . . . . . . . . . . . 17
                 Consolidated Statements Of Stockholders'
                   Equity For The Years Ended December 31,
                   1995, 1994 And 1993 . . . . . . . . . . . . . . . . . . . . 18
                 Consolidated Statements Of Operations
                   For The Years Ended December 31,
                   1995, 1994 And 1993 . . . . . . . . . . . . . . . . . . . . 19
                 Consolidated Statements Of Cash Flows
                   For The Years Ended December 31, 1995,
                   1994 And 1993 . . . . . . . . . . . . . . . . . . . . . . . 20
                 Notes To Consolidated Financial
                   Statements. . . . . . . . . . . . . . . . . . . . . . .21 - 29

      (A)  (2)   FINANCIAL STATEMENT SCHEDULE:

          V      VALUATION AND QUALIFYING ACCOUNTS -- 1995, 1994
                   AND 1993. . . . . . . . . . . . . . . . . . . . . . . . . . 30

          All other schedules and financial statements of the Registrant only are omitted because they are not required or the Information is included in the financial statements or notes thereto.

      (A)  (3)   EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . 32
                   Management Contracts and Compensatory Plans or
                      arrangements required to be filed as Exhibits:
                      None

         (B)     REPORTS ON FORM 8-K
                    No Reports on Form 8-K were filed
                      during the fourth quarter of 1995.

------------------------------------------------------------------------------
                                                                       Page 15

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and the information as of December 31, 1995, 1994 and 1993 and for the years then ended included in the supporting schedule which is listed in the Index to Consolidated Financial Statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles, and the supporting schedule present fairly the information required to be set forth therein.

As described in Note 15 to the financial statements, the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs".


                                /s/ Rubin, Brown, Gornstein & Co. LLP
                                -------------------------------------

St. Louis, Missouri             RUBIN, BROWN, GORNSTEIN & CO. LLP
February 8, 1996

------------------------------------------------------------------------------
                                                                       Page 16

                     SIBONEY CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET


                                   ASSETS
                                                          DECEMBER 31,
                                                -------------------------------
                                                          1995           1994
                                                -------------------------------
CURRENT ASSETS
  Cash and cash equivalents                        $   599,924    $   570,191
  Accounts receivable (Notes 3 and 7)                  178,149        211,132
  Inventories (Notes 4 and 7)                          230,236        262,829
  Prepaid expenses and deposits                        306,423        391,894
-------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                           1,314,732      1,436,046

PROPERTY, PLANT AND EQUIPMENT (NOTES 5 AND 7)          376,599        433,910

INVESTMENTS IN NATURAL RESOURCES (NOTE 6)                5,101          5,101
-------------------------------------------------------------------------------

                                                   $ 1,696,432    $ 1,875,057
===============================================================================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable (Note 7)                           $     1,000    $     1,000
  Accounts payable                                      29,683         29,120
  Accrued expenses                                      81,551         95,966
-------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                        112,234        126,086
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock:
    Authorized 20,000,000 shares at $0.10 par
      value; issued and outstanding 15,566,694 in
      1995 and 1994                                  1,556,670      1,556,670
  Additional paid-in capital (Note 8)                   27,528      6,152,403
  Retained earnings (deficit) (Note 8)                      --     (5,960,102)
-------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                     1,584,198      1,748,971
-------------------------------------------------------------------------------

                                                   $ 1,696,432    $ 1,875,057
===============================================================================

------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.       Page 17


                                  SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YERAS ENDED DECEMBER 31, 1995, 1994 AND 1993






                                      COMMON STOCK            ADDITIONAL      RETAINED           TOTAL
                            -------------------------------      PAID-IN      EARNINGS   STOCKHOLDERS'
                                    SHARES         AMOUNT        CAPITAL      (DEFICIT)         EQUITY
                            ----------------------------------------------------------------------------
BALANCE - JANUARY 1, 1993     $ 15,366,694    $ 1,536,670    $ 6,166,903   $ (6,787,395)   $   916,178

ISSUANCE OF COMMON STOCK           200,000         20,000        (14,500)            --          5,500

NET INCOME                              --             --             --        677,330        677,330
--------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1993     15,566,694      1,556,670      6,152,403     (6,110,065)     1,599,008

NET INCOME                              --             --             --        149,963        149,963
--------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1994     15,566,694      1,556,670      6,152,403     (5,960,102)     1,748,971

NET LOSS                                --             --             --       (164,773)      (164,773)

EQUITY TRANSFER (NOTE 8)                --             --     (6,124,875)     6,124,875             --
--------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1995   $ 15,566,694    $ 1,556,670    $    27,528   $         --    $ 1,584,198
========================================================================================================


------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.       Page 18

                           SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------
                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------
                                                        1995           1994           1993
                                             -----------------------------------------------
REVENUES                                         $ 2,359,492    $ 2,306,827    $ 2,060,465

COST OF PRODUCT SALES                                523,055        492,197        438,744

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                         1,974,356      1,751,611      1,561,989
--------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                       (137,919)        63,019         59,732
--------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                     26,005         20,131         14,468
  Interest expense                                      (103)           (88)           (95)
  Gain (loss) on sale and disposition of assets        8,119         (1,273)        (4,554)
  Miscellaneous                                        5,493          7,483          4,577
--------------------------------------------------------------------------------------------
      TOTAL OTHER INCOME (EXPENSE)                    39,514         26,253         14,396
--------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                          (98,405)        89,272         74,128

PROVISION FOR INCOME TAX (NOTE 10)                        --             --             --
--------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                         (98,405)        89,272         74,128

INCOME FROM DISCONTINUED
  OPERATIONS (NOTE 14)                                    --         60,691        603,202
--------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                  (98,405)       149,963        677,330

CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGE IN ACCOUNTING PRINCIPLE (NOTE 15)           (66,368)            --             --
--------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                $  (164,773)   $   149,963    $   677,330
============================================================================================


EARNINGS (LOSS) PER SHARE
  Continuing operations                           $ (0.006)       $ 0.005        $ 0.005
  Discontinued operations                               --          0.004          0.037
  Cumulative effect on prior years of
    change in accounting principle                  (0.004)            --             --
--------------------------------------------------------------------------------------------

                                                  $ (0.010)       $ 0.009        $ 0.042
============================================================================================

------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.       Page 19

                                   SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------
                                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                        1995           1994           1993
                                                                --------------------------------------------

CASH FLOWS FROM OPERATIONS
  Net income (loss) from continuing operations                    $ (164,773)     $  89,272     $   74,128
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
      Depreciation                                                   130,202        124,162        118,503
      (Gain) loss on sales and disposition of assets                  (8,119)         1,273          4,554
      Change in assets and liabilities:
        (Increase) decrease in accounts and notes
          receivable                                                  32,983        (36,937)         7,221
        (Increase) decrease in inventories                            32,593        (22,108)       (24,278)
        (Increase) decrease in prepaid expenses and
          deposits                                                    85,471        (51,052)       (48,855)
        Increase (decrease) in accounts payable and
          accrued expenses                                           (13,852)        21,101         38,024
------------------------------------------------------------------------------------------------------------
            Net cash provided by continuing operations                94,505        125,711        169,297
------------------------------------------------------------------------------------------------------------

  Net income from discontinued operations                                 --         60,691        603,202
  Adjustments to reconcile net income to net
    cash used in discontinued operations:
      Change in operating assets and liabilities in
        discontinued operations:
          Decrease in net liabilities relating to
            discontinued operations                                       --        (60,691)      (673,332)
------------------------------------------------------------------------------------------------------------
               Net cash used in discontinued operations                   --             --        (70,130)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATIONS                                       94,505        125,711         99,167
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for equipment                                             (73,322)      (147,844)       (44,734)
  Proceeds from sale of assets                                         8,550            525             --
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                (64,772)      (147,319)       (44,734)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                  --             --          5,500
  Net repayments under line-of-credit agreement                           --             --         (4,000)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 --             --          1,500
------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  29,733        (21,608)        55,933

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        570,191        591,799        535,866
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $  599,924      $ 570,191     $  591,799
============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $      367      $      88     $       95
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.       Page 20

                    SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1995, 1994 AND 1993


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Siboney Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     ESTIMATES AND ASSUMPTIONS

     Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

     CASH AND CASH EQUIVALENTS

     The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on historical experience coupled with a review of the current status of the existing receivables.

     INVENTORIES

     Raw materials inventory is valued at the lower of cost (first-in, first-out method) or market. Finished goods inventory is valued at the lower of cost or market of raw materials and an allowance for overhead, not in excess of market.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost, less accumulated depreciation computed principally using the straight-line method. Assets are depreciated over periods ranging from two to thirty-five years.

     When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the respective accounts and any gain or loss realized from disposition is reflected in operations.

     NATURAL RESOURCES

     The investments in coal, oil and gas leases are carried at cost, less accumulated depreciation and

------------------------------------------------------------------------------
                                                                       Page 21

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

     depletion. Depreciation was provided using the straight-line method over three years, while cost depletion was provided primarily on the units-of-production method for producing properties.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed in the year incurred and totalled approximately $391,000, $345,000 and $260,000 in 1995,
     1994 and 1993, respectively.

     WARRANTY COSTS

     The Company provides warranties on sales of educational products and all significant warranty costs are charged to operations as incurred.

     EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding of 16,366,287 in 1995, 16,422,782 in 1994, and
     16,204,465 in 1993.

     For 1995, 1994 and 1993, the weighted average number of common and common equivalent shares consisted of the following:

                                                                1995           1994            1993
                                                       ----------------------------------------------

          Common shares outstanding for the
            whole year                                    15,566,694     15,566,694      15,366,694
          Common shares issued during the
            year - weighted average                               --             --           1,643
          Common equivalent shares due to
            common stock options                             799,593        856,088         836,128
          -------------------------------------------------------------------------------------------
                                                          16,366,287     16,422,782      16,204,465
          ===========================================================================================

     REVENUES FROM MAJOR CUSTOMER AND MAJOR PRODUCT

     Revenue from proprietary educational software and other related products accounted for 79%, 81% and 83% of Gamco's revenue in 1995, 1994 and 1993, respectively. In addition, 13%, 10%, and 8% of Gamco's revenues were generated from catalog sales through one dealer in 1995, 1994 and 1993, respectively.

------------------------------------------------------------------------------
                                                                       Page 22

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due adjusted for the deferred taxes assets recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. The Company accounts for investment tax credits using the flow-through method, and thus, they reduce income tax expense in the year the related assets are placed in service or qualified progress payments are made.


2.   OPERATIONS

     The Company's continuing operations consist of the following two segments:

     1) The manufacture and sale of educational software, teaching aids and related supplies through the Company's subsidiary, Gamco Industries, Inc. (Gamco). Sales are made throughout the country by the distribution of catalogs printed by Gamco and through independent distributors.

     2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries. (See Note 6.)

     Segment information which highlights the relative importance of each line of business is presented in Footnote 11 to the consolidated financial statements.

     Discontinued operations relate primarily to Siboney
     Communications, Inc. (SCI), a subsidiary of the Company.

     SCI's Board of Directors determined that it was in the best interest of SCI to liquidate SCI. On October 4, 1985 a petition under Chapter 7 of the United States bankruptcy Code was filed by SCI. Substantially all of SCI's assets were sold and distributed in 1986. The Company gave recognition to this decision in the December 31, 1984 financial statements.

     In 1993 and 1994, income from discontinued operations consisted primarily of reductions of estimated liabilities.

------------------------------------------------------------------------------
                                                                       Page 23

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


3.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of:

                                                          1995                1994
                                                  ----------------------------------
         Accounts receivable                         $ 225,279           $ 263,902
         Less:  Allowance for doubtful accounts         47,130              52,770
         ---------------------------------------------------------------------------
                                                     $ 178,149           $ 211,132
         ===========================================================================

     Accounts receivable are pledged as collateral for notes payable
     (see Note 7).


4.   INVENTORIES

     Inventories are summarized as follows:

                                                          1995                1994
                                                  ----------------------------------

         Raw materials                               $ 128,063           $ 132,700
         Finished goods                                102,173             130,129
         ---------------------------------------------------------------------------
                                                     $ 230,236           $ 262,829
         ===========================================================================

     Inventories are pledged as collateral for notes payable (see Note 7).

     Inventories are net of reserve for obsolescence of $53,775 and $51,966 in 1995 and 1994, respectively.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                                          1995                1994
                                                  ----------------------------------

         Land and improvements                     $    23,997         $    23,997
         Buildings and improvements                    431,893             406,594
         Machinery and equipment                       792,816             799,047
         Office equipment, furniture and fixtures      239,083             216,256
         ---------------------------------------------------------------------------
                                                     1,487,789           1,445,894
         Less:  Accumulated depreciation             1,111,190           1,011,984
         ---------------------------------------------------------------------------

                                                   $   376,599         $   433,910
         ===========================================================================

     Depreciation charged against income amounted to $130,202 in 1995, $124,162 in 1994 and $118,503 in 1993.

     The building and certain equipment is pledged as collateral for notes payable (see Note 7).

------------------------------------------------------------------------------
                                                                       Page 24

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


6.   INVESTMENTS IN NATURAL RESOURCES

     Investments in natural resources consist of:

                                                          1995                1994
                                                  ----------------------------------

         Canadian exploratory permits                $   5,101           $   5,101
         Oil and Gas leases - Texas                    145,821             145,821
         ---------------------------------------------------------------------------
                                                       150,922             150,922
         Less:  Accumulated depreciation and
           cost depletion                              145,821             145,821
         ---------------------------------------------------------------------------

                                                     $   5,101           $   5,101
         ===========================================================================

     COAL PROPERTIES - KENTUCKY
     Siboney Coal Company, Inc., a wholly-owned subsidiary, collects royalties under a twenty-five year lease with Mountaineer Land Company entered into in May 1987, under which Siboney Coal Company, the lessor, receives minimum annual payments of $30,000 plus royalties per ton of coal mined. The lessee can cancel the lease upon thirty days' prior written notification. The Company earned $70,596 under the lease in 1995, $35,814 in 1994 and $68,878 in 1993. Future royalty revenues from the coal lease are dependent on third party mining operations and at certain times have been, and may in the future be, discontinued.

     OIL AND GAS LEASES IN TEXAS

     Siboney Resources - Texas, Inc., a wholly-owned subsidiary has royalty interests in certain oil and gas leases in Texas.
     Revenues from such leases are not a material factor in the Company's consolidated revenues.

     CANADIAN EXPLORATORY PERMITS

     Axel Heiberg Oil Company ("Axel"), a wholly-owned subsidiary of the Company, holds a 2.28% working interest in oil and gas property rights on 1,843 acres in the Canadian Arctic Islands. Due to the high cost of exploration and recovery of oil and gas from this region, it is not anticipated that revenues will be generated in the foreseeable future.

     SUPPLEMENTAL OIL AND GAS DISCLOSURES

     Revenue and income after tax from oil and gas related operations are not significant to the Company. The present value of estimated future net oil and gas reserves is not presently determinable.

------------------------------------------------------------------------------
                                                                       Page 25

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


7.   NOTES PAYABLE

     At December 31, 1995 and 1994, Gamco had a line of credit totalling $350,000, with an outstanding balance of $1,000 each year. The line of credit is secured by the building, accounts receivable, inventories and certain equipment of Gamco and bears interest at the prime commercial rate plus 1.5% and is due November 1996.

     The weighted average interest rate was 10.33%, 8.76% and 6.91% for the years ended December 31, 1995, 1994 and 1993, respectively.


8.   EQUITY TRANSFER

     Under Maryland General Corporation law, a Company may apply any part of its additional paid-in capital for the reduction or elimination of a retained deficit.

     The Board of Directors of the Company unanimously determined, by resolution, to eliminate the retained deficit reflected in the Stockholders' Equity section of the consolidated balance sheet at December 31, 1995 in the amount of $6,124,875.


9.   DEFERRED COMPENSATION PLAN

     On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is also qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan provides for matching contributions on a graduated scale, up to 3-1/2% of the employee's annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company's contribution to the 401(k) plan was $ 35,029 in 1995 and $36,994 in 1994.

------------------------------------------------------------------------------
                                                                       Page 26

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


10.  INCOME TAXES

     There is no provision for federal income taxes reflected in the financial statements due to the availability of net operating loss carryovers.

     The net deferred tax asset includes the following components:

                                                1995                1994                1993
                                      --------------------------------------------------------
     Deferred tax asset                 $  1,603,000        $  1,555,400        $  1,587,400
     Deferred tax asset valuation
       allowance                          (1,603,000)         (1,555,400)         (1,587,400)
     -----------------------------------------------------------------------------------------
                                        $         --        $         --        $         --
     =========================================================================================

     State income taxes are shown as part of selling, general and administrative expenses.

     The Company has net operating loss carryovers for federal income tax purposes of approximately $5,337,000 at December 31, 1995 available to reduce future taxable income, if any. The majority of the carryover expires at December 31, 2001 through December 31, 2010. Under the Tax Reform Act of 1986, the amount available for carryover could be reduced upon a substantial change in ownership.

     In addition, the Company has investment tax credit carryovers of approximately $53,000 available to reduce future income taxes, if any, through December 31, 2000. This amount also creates a deferred tax asset of a like amount, which is offset completely by a valuation allowance.


11.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company had no significant noncash investing or financing activities for the years ended December 31, 1995, 1994 and 1993.


12.  SEGMENT INFORMATION

     The Company's business is primarily comprised of two industry segments: educational products and natural resources. The educational products segment principally sells educational software and teaching aids to school districts. The natural resources segment principally receives royalties from its properties.

------------------------------------------------------------------------------
                                                                       Page 27

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


     The Company's consolidated results of operations by business segment are as follows:

                                                                (IN THOUSANDS)
                                                     1995                1994                1993
                                               ----------------------------------------------------
        NET SALES
          Educational products                    $ 2,284             $ 2,266             $ 1,986
          Natural resources                            75                  41                  74
        -------------------------------------------------------------------------------------------

          Continuing operations                   $ 2,359             $ 2,307             $ 2,060
        ===========================================================================================

        OPERATING INCOME (LOSS)
          Educational products                        (52)            $   209             $   189
          Natural resources                            69                  36                  58
          General corporate                          (259)               (182)               (187)
        -------------------------------------------------------------------------------------------

          Continuing operations                   $  (138)            $    63             $    60
        ===========================================================================================

        IDENTIFIABLE ASSETS
          Educational products                    $ 1,584             $ 1,802             $ 1,658
          Natural resources                            81                  50                  80
          General corporate                            31                  23                  27
        -------------------------------------------------------------------------------------------

          Continuing operations                   $ 1,696             $ 1,875             $ 1,765
        ===========================================================================================

        CAPITAL EXPENDITURES
          Educational products                    $    71             $   147             $    39
          Natural resources                            --                  --                  --
          General corporate                             2                   1                   6
        -------------------------------------------------------------------------------------------

          Continuing operations                   $    73             $   148             $    45
        ===========================================================================================

        DEPRECIATION, DEPLETION AND
          AMORTIZATION
            Educational products                  $   129             $   122             $   117
            Natural resources                          --                  --                  --
            General corporate                           1                   2                   2
        -------------------------------------------------------------------------------------------

            Continuing operations                 $   130             $   124              $  119
        ===========================================================================================


13.  STOCK OPTIONS

     In 1992, the Company granted options to purchase an aggregate of 1,025,000 shares to the directors of the Company. In addition, the Company granted options to purchase 175,000 shares to employees of Gamco Industries. All previously issued options either expired or were canceled prior to the issuance of the 1992 options. In 1995, the Company granted options to purchase an aggregate of 200,000 shares to a newly hired executive.

------------------------------------------------------------------------------
                                                                       Page 28




SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



     Outstanding and exercisable stock options at December 31, 1995, 1994 and 1993 consist of the following:

                                    OPTION
      YEAR           YEAR         EXERCISE
    GRANTED        EXPIRING          PRICE        1995        1994            1993
--------------------------------------------------------------------------------------
      1995           2000            0.165      200,000            --              --
      1992           1997           0.0275      975,000       975,000         975,000
      1992           1997             0.05       25,000        25,000          25,000

        Outstanding options - end of year     1,200,000     1,000,000       1,000,000

     No options were exercised in 1995 or 1994. During the year ended December 31, 1993, options for 200,000 shares were exercised at $.0275 per share.


14.  DISCONTINUED OPERATIONS

     In 1994, income from discontinued operations arose from an adjustment to a previously established liability reserve relating to SCI which management determined to be no longer necessary.

     During 1993, the Company settled a judgment relating to SCI for $70,130, which reduced the related liability by $511,535. This amount is included as part of income from discontinued operations for the year ended December 31, 1993.


15.  ADVERTISING - CHANGE IN ACCOUNTING PRINCIPLE

     During 1995, in accordance with a required change in generally accepted accounting principles, the Company changed its accounting method for advertising costs to comply with the Statement of Position 93-7 "Reporting on Advertising Costs". The cumulative effect on prior years of this change in accounting principle is a one-time charge to income of $66,368. Financial statements for prior years have not been restated.

     The Company expenses the costs of advertising the first time the advertising takes place except for direct response advertising, which is capitalized and amortized over its expected period of future benefits.

     Direct response advertising consists primarily of catalog advertising to which sales orders are directly attributed. The capitalized cost of the advertising is amortized over a 12-month period following the issuance of the catalog.

     At December 31, 1995, $270,498 of advertising costs were capitalized. Advertising expense amounted to $547,850 in 1995, $498,167 in 1994 and $426,809 in 1993.

------------------------------------------------------------------------------
                                                                       Page 29


                                             SIBONEY CORPORATION
------------------------------------------------------------------------------------------------------------------
                               SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                               ADDITIONS                       DEDUCTIONS
------------------------------------------------------------------------------------------------------------------
                                                BALANCE AT     CHARGED TO              CHARGES FOR     BALANCE AT
                                                 BEGINNING      COSTS AND            WHICH RESERVE            END
DESCRIPTION                                      OF PERIOD       EXPENSES      OTHER   WAS CREATED      OF PERIOD
------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet
 from the assets to which they apply:
   Accounts receivable allowance
    for doubtful accounts
     1993                                         $ 50,000       $  4,295       $ --       $ 1,394       $ 52,901
     1994                                           52,901          2,474         --         2,605         52,770
     1995                                           52,770         (1,945)        --        (3,695)        47,130
   Inventory valuation account
     1993                                           69,543          8,488         --        15,912         62,119
     1994                                           62,119         23,094         --        33,247         51,966
     1995                                           51,966          7,001         --         5,192         53,775
Investments in natural resources
 allowance for depreciation and
 cost depletion of natural resources
   1993                                            145,821             --         --            --        145,821
   1994                                            145,821             --         --            --        145,821
   1995                                            145,821             --         --            --        145,821

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                    SIBONEY CORPORATION



Date:  March 20, 1996               BY:  /s/  Timothy J. Tegeler
                                       -------------------------
                                       Timothy J. Tegeler
                                       President and Chief Executive
                                       and Financial Officer and
                                       Principal Accounting Officer


Date:  March 20, 1996               BY:  /s/  Timothy J. Tegeler
                                       -------------------------
                                       Timothy J. Tegeler, Director


Date:  March 20, 1996               BY: /s/  Thomas G. Keeton
                                       ----------------------
                                       Thomas G. Keeton, Director


Date:  March 20, 1996               BY:  /s/  Rebecca M. Braddock
                                       --------------------------
                                       Rebecca M. Braddock, Director


Date:  March 20, 1996               BY:  /s/  Alan G. Johnson
                                       ----------------------
                                       Alan G. Johnson, Director


Date:  March 20, 1996               BY:  /s/ James P. Connaughton
                                       --------------------------
                                       James P. Connaughton, Director




------------------------------------------------------------------------------
                                                                       Page 31


                                     EXHIBIT INDEX
---------------------------------------------------------------------------------------------------







EXHIBIT NO.                           DESCRIPTION                                     PAGE


   3(a)                    Amended and Restated Articles of
                           Incorporation, filed as Exhibit
                           3(a) to the Company's Report on
                           Form 10-K for the year ended
                           December 31, 1986 (the "1986
                           10-K") and incorporated herein
                           by this reference . . . . . . . . . . . . . . . . . .       N/A

   3(b)                    Bylaws, filed as Exhibit 3(b) to
                           the 1986 10-K and incorporated
                           herein by this reference. . . . . . . . . . . . . . .       N/A

   21                      Subsidiaries of the Company, filed
                           herewith. . . . . . . . . . . . . . . . . . . . . . .        33




------------------------------------------------------------------------------
                                                                       Page 32