Form 10-Q
period 1996-03-31
SIBONEY CORP
filed 1996-05-14
CIK 90057

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


(X)        Quarterly report for the quarterly period ended March 31,
                                                           ---------
           1996
           ----

                                     OR

( ) Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

Commission file number              1-3952
                      --------------------------------------------------------

                              SIBONEY CORPORATION
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Maryland                                 73-0629975
- --------------------------------------       ---------------------------------
   (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
    incorporation or organiation)

      8000 Maryland Ave., Ste 1040, P.O. Box 16184, St. Louis, MO 63105
- ------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  314-725-6141
- ------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


- ------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:  YES [X]   NO [ ]

           Title of class of                 Number of Shares
             common stock            outstanding as of this Report Date
           -----------------         ----------------------------------

Common stock, par value                          15,566,694
$.10 per share

                                    INDEX
                                    -----

PART I   FINANCIAL INFORMATION
- ------

  ITEM 1.   Financial Statements
  -------

            Condensed Consolidated Balance Sheet March 31, 1996      3
             and December 31, 1995

            Condensed Consolidated Statement Of Operations           5
             Three Months Ended March 31, 1996 and 1995

            Condensed Consolidated Statement Of Cash Flows           6
             Three Months Ended March 31, 1996 and 1995

            Notes To Condensed Consolidated Financial                7
             Statements

  ITEM 2.   Management's Discussion and Analysis of Financial        8
  -------   Condition and Results of Operations


PART II     OTHER INFORMATION
- -------

  ITEM 6.   Exhibits And Reports On Form 8-K                         10
  -------

Signatures                                                           10
- ----------





                    PART I - FINANCIAL INFORMATION
                    ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------


                             SIBONEY CORPORATION AND SUBSIDIARIES
                             ------------------------------------

                             CONDENSED CONSOLIDATED BALANCE SHEET
                             ------------------------------------

                             MARCH 31, 1996 AND DECEMBER 31, 1995
                             ------------------------------------

                                            ASSETS
                                            ------

                                                                        DECEMBER 31,
                                                           MARCH 31,     1995 (SEE
                                                             1996       NOTE BELOW)
                                                         ------------   ------------
CURRENT ASSETS
- --------------
   Cash and cash equivalents                             $    487,122   $    599,924
   Accounts and notes receivable                              280,541        178,149
   Inventories (Note 3)                                       175,231        230,236
   Prepaid expenses and deposits                              323,550        306,423
                                                         ------------   ------------
      TOTAL CURRENT ASSETS                                  1,266,444      1,314,732
      --------------------

PROPERTY, PLANT AND EQUIPMENT (NET OF                         354,647        376,599
- -------------------------------------
ACCUMULATED DEPRECIATION OF $1,142,559
- --------------------------------------
AT MARCH 31, 1996 AND $1,111,190 AT
- -----------------------------------
DECEMBER 31, 1995)
- ------------------
INVESTMENTS IN NATURAL RESOURCES                                5,101          5,101
- --------------------------------                         ------------   ------------
                                                         $  1,626,192   $  1,696,432
                                                         ============   ============

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

     See accompanying notes to condensed consolidated financial statements.

                 SIBONEY CORPORATION AND SUBSIDIARIES
                 ------------------------------------

                 CONDENSED CONSOLIDATED BALANCE SHEET
                 ------------------------------------

                              (CONTINUED)
                              -----------

                 MARCH 31, 1996 AND DECEMBER 31, 1995
                 ------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------



                                                                        DECEMBER 31,
                                                           MARCH 31,     1995 (SEE
                                                             1996       NOTE BELOW)
                                                         ------------   ------------
CURRENT LIABILITIES
- -------------------
   Notes payable                                          $     1,000    $     1,000
   Accounts payable                                            52,989         29,683
   Accrued expenses                                            89,425         81,551
                                                          -----------    -----------
      TOTAL CURRENT LIABILITIES                               143,414        112,234
      -------------------------

STOCKHOLDERS' EQUITY
- --------------------
   Common stock:
      Authorized 20,000,000 shares
       at $.10 par value; issued
       and outstanding 15,566,694
       shares                                              1,556,670       1,556,670
   Additional paid-in capital                                 27,528          27,528
   Retained earnings (deficit)                              (101,420)             --
                                                          -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                         1,482,778       1,584,198
        --------------------------                        -----------    -----------
                                                          $1,626,192     $ 1,696,432
                                                          ===========    ===========

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

     See accompanying notes to condensed consolidated financial statements.

                 SIBONEY CORPORATION AND SUBSIDIARIES
                 ------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            ----------------------------------------------

          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
          --------------------------------------------------

                                                              1996            1995
                                                              ----            ----

REVENUES                                                 $   546,202     $   642,186
- --------
COST OF PRODUCT SALES                                        121,989         137,349
- ---------------------
SELLING, GENERAL AND
- --------------------
ADMINISTRATIVE EXPENSES                                      520,804         508,526
- -----------------------                                   -----------     -----------
LOSS FROM OPERATIONS                                         (96,591)         (3,689)
- --------------------                                      -----------     -----------
OTHER INCOME (EXPENSE)
- ----------------------
   Interest Income                                             6,008           4,868
   Miscellaneous                                             (10,837)         (8,829)
                                                          -----------     -----------
     TOTAL OTHER INCOME (EXPENSE)                             (4,829)         (3,961)
     ----------------------------                         -----------     -----------

NET LOSS                                                 $  (101,420)    $    (7,650)
- --------                                                  ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                       15,566,694      15,566,694
- -----------------------------------                       ===========     ===========
LOSS PER SHARE                                           $   (0.0065)    $   (0.0005)
- --------------                                            ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                    SIBONEY CORPORATION AND SUBSIDIARIES
                    ------------------------------------

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               ----------------------------------------------

             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
             --------------------------------------------------

                                                              1996           1995
                                                              ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
   Net loss from continuing operations                     $(101,420)      $  (7,650)
   Adjustments to reconcile net loss
      from continuing operations to net
      cash provided by operating activities:
      Depreciation                                            31,368          32,171
      Change in assets and liabilities:
         Increase in accounts and notes receivable          (102,392)       (144,496)
         (Increase) decrease in inventory                     55,005            (188)
         Increase in prepaid
            expenses and deposits                            (17,127)        (26,502)
         Increase in accounts payable and accrued
            expenses                                          31,180          50,352
                                                            ---------       ---------
NET CASH USED IN OPERATIONS                                 (103,386)        (96,313)
- ---------------------------                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
   Payments for equipment                                     (9,416)         (1,042)
                                                            ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                         (9,416)         (1,042)
- -------------------------------------                       ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (112,802)        (97,355)
- -----------------------------------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              599,924         570,191
- -----------------------------------------------             ---------       ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD
- -----------------------------------------                  $ 487,122       $ 472,836
                                                            =========       =========

See accompanying notes to condensed consolidated financial statements.

                    SIBONEY CORPORATION AND SUBSIDIARIES
                    ------------------------------------

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

                           MARCH 31, 1996 AND 1995
                           -----------------------


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------
  The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statement of operations for the three-month periods ended March 31, 1996 and 1995 and the condensed consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operation at March 31, 1996 and for all periods have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY
    --------------------

  During the three months ended March 31, 1996, stockholders' equity was changed solely by the net loss for the period.

3.  INVENTORIES
    -----------

  Inventories consist of the following:

                                  MARCH 31, 1996                 DECEMBER 31, 1995
                                  --------------                 -----------------
Raw materials                       $  36,451                        $ 128,063
Finished goods                        138,780                          102,173
                                     --------                         --------
                                    $ 175,231                        $ 230,236
                                     ========                         ========

                    SIBONEY CORPORATION AND SUBSIDIARIES
                    ------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Company's continuing operations for the periods presented consist of the following two segments:

1) The Company is engaged, through its learning group division and Gamco Industries, Inc. ("Gamco"), a subsidiary, in the production and distribution of educational software, teaching aids and related supplies.

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

  The Company has been serving the educational market for more than 35 years. The Company's proprietary educational software is produced for use on Macintosh, Apple II, IBM and IBM compatible computers. Of Gamco's total sales, 80% is generated by proprietary software, and the remainder is represented by non-proprietary educational software and other related products. Sales are made to private and public schools, grades 1 through 12, by a network of independent distributors throughout the United States, as well as through catalogs published by Gamco and other educational software distributors. Popular Gamco software titles include Money
                                                                -----
  Challenge, Undersea Reading for Meaning (a new release in 1995) and
  ---------  -------- ------- --- -------
  Touchdown Math-Whole Numbers and Fractions.
  --------- ---------- ------- --- ---------

2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (CONTINUED)
         ---------------------

            THREE MONTHS ENDED MARCH 31, 1996 VS. MARCH 31, 1995
            ----------------------------------------------------

Revenues decreased during the three month period ended March 31, 1996 compared to the same period in 1995. The Company believes that sales decreased in the educational segment primarily due to educators' concerns about the federal budget impasse and its effect on future federal funding for school expenditures. During April 1996 a federal budget was approved and it is anticipated that sales at Gamco will improve as the level of certainty as to federal funding to schools is restored.

In addition, revenue from Apple II software sales decreased due to the decline in use of Apple II computers in schools. Many schools have been updating their equipment with Macintosh and IBM computers. To offset this decline in revenue, Gamco has accelerated IBM and Macintosh product development.

Cost of product sales decreased as a result of lower sales at Gamco, but increased as a percentage of sales to 22.33% from 21.39% for the year earlier period primarily as a result of increases in materials and overhead costs.

Selling, general and administrative expenses increased during the quarter ended March 31, 1996 compared to the same period in 1995, primarily due to the costs associated with the formation of the Siboney Learning Group.

Net income decreased during the period in 1996 due to the above mentioned factors.


                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

Cash and cash equivalents decreased at March 31, 1996 compared to December 31, 1995 primarily due to higher accounts receivable. Consistent with the first quarter of 1995, the increase in amounts receivable was due to a larger sales volume at Gamco during March 1996 compared to December 1995. In addition, Siboney Coal had a receivable for the annual minimum royalty payment which was received after the close of the first quarter of fiscal 1996, consistent with terms of the lease.

                         PART II - OTHER INFORMATION
                         ---------------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

    a)  No Exhibits filed.

    b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SIBONEY CORPORATION




Date:  May 8, 1996            By:  /s/ Timothy J. Tegeler
                                   ----------------------------------------
                                   Timothy J. Tegeler
                                   President, Chief Executive
                                   Officer and Chief Financial
                                   Officer