Form 10-Q
period 1996-06-30
SIBONEY CORP
filed 1996-08-09
CIK 90057

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


(X)   Quarterly report for the quarterly period ended June 30, 1996
                                                      -------------

                                      OR

( ) Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

Commission file number                1-3952
                      --------------------------------------------------------

                            SIBONEY CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Maryland                              73-0629975
- -------------------------------------    -------------------------------------
 (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
 incorporation or organization)

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

 -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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
$.10 per share

                                     INDEX
                                     -----


PART I      FINANCIAL INFORMATION
- ------      ---------------------

   ITEM 1.   Financial Statements
   ------

             Condensed Consolidated Balance Sheet June 30, 1996            3
               and December 31, 1995

             Condensed Consolidated Statement Of Operations                5
               Three Months and Six Months Ended June 30, 1996
                   and June 30, 1995

             Condensed Consolidated Statement Of Cash Flows                6
               Six Months Ended June 30, 1996 and 1995

             Notes To Condensed Consolidated Financial                     7
               Statements

   ITEM 2.   Management's Discussion and Analysis of Financial             8
   ------    Condition and Results of Operations


PART II      OTHER INFORMATION
- -------      -----------------

   ITEM 4.   Submission of Matters to a Vote of Security Holders          10
   ------

   ITEM 6.   Exhibits And Reports On Form 8-K                             10
   ------

Signatures                                                                10
- ----------

EXHIBIT INDEX                                                             11
- -------------

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------

                          SIBONEY CORPORATION AND SUBSIDIARIES
                          ------------------------------------

                          CONDENSED CONSOLIDATED BALANCE SHEET
                          ------------------------------------

                           JUNE 30, 1996 AND DECEMBER 31, 1995
                           -----------------------------------

                                        ASSETS
                                        ------
                                                                               DECEMBER 31,
                                                         JUNE 30,               1995 (SEE
                                                          1996                 NOTE BELOW)
                                                         --------              ------------
CURRENT ASSETS
- --------------
 Cash and cash equivalents                             $   608,250             $   599,924
 Accounts and notes receivable                             267,703                 178,149
 Inventories (Note 3)                                      209,799                 230,236
 Prepaid expenses and deposits                             222,021                 306,423
                                                       -----------             -----------
  TOTAL CURRENT ASSETS                                   1,307,773               1,314,732
  --------------------

PROPERTY, PLANT AND EQUIPMENT (NET OF                      336,278                 376,599
- -------------------------------------
ACCUMULATED DEPRECIATION OF $1,175,447 AT
- -----------------------------------------
JUNE 30, 1996 AND $1,111,190 AT DECEMBER
- ----------------------------------------
31, 1995)
- ---------

INVESTMENTS IN NATURAL RESOURCES                             5,101                   5,101
- --------------------------------                       -----------             -----------
                                                       $ 1,649,152             $ 1,696,432
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

                     SIBONEY CORPORATION AND SUBSIDIARIES
                     ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEET
                     ------------------------------------

                                (CONTINUED)
                                -----------

                     JUNE 30, 1996 AND DECEMBER 31, 1995
                     -----------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                                                DECEMBER 31,
                                                        JUNE 30,                 1995 (SEE
                                                          1996                  NOTE BELOW)
                                                        --------                -----------
CURRENT LIABILITIES
- -------------------
    Notes payable                                     $     1,000               $    1,000
    Accounts payable                                       44,213                   29,683
    Accrued expenses                                       83,274                   81,551
                                                      -----------               ----------
       TOTAL CURRENT LIABILITIES                          128,487                  112,234
       -------------------------

STOCKHOLDERS' EQUITY
- --------------------
    Common stock:
       Authorized 20,000,000 shares
        at $.10 par value; issued
        and outstanding 15,566,694
        shares                                          1,556,670                1,556,670
    Additional paid-in capital                             27,528                   27,528
    Retained earnings (deficit)                           (63,533)                      --
                                                      -----------              -----------
       TOTAL STOCKHOLDERS' EQUITY                       1,520,665                1,584,198
       --------------------------                     -----------              -----------
                                                      $ 1,649,152              $ 1,696,432
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

                                  SIBONEY CORPORATION AND SUBSIDIARIES
                                  ------------------------------------

                             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             ----------------------------------------------
                                                 SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                 ----------------                      ------------------
                                                     JUNE 30,                               JUNE 30,
                                                     --------                               --------
                                              1996              1995               1996                1995
                                              ----              ----               ----                ----
REVENUES                                  $ 1,181,582          1,396,525            635,380            754,339
- --------
COST OF PRODUCT SALES                         205,767            294,183             83,778            156,834
- ---------------------

SELLING, GENERAL AND
- --------------------
ADMINISTRATIVE EXPENSES                     1,028,936          1,006,197            508,132            497,671
- -----------------------                  -------------      -------------      -------------      -------------

INCOME (LOSS) FROM OPERATIONS                 (53,121)            96,145             43,470             99,834
- -----------------------------            -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
- ----------------------
 Interest Income                               11,432             10,223              5,424              5,355
 Miscellaneous                                (21,844)           (21,996)           (11,007)           (13,167)
                                         -------------      -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                  (10,412)           (11,773)            (5,583)            (7,812)
- ----------------------------             -------------      -------------      -------------      -------------

NET INCOME (LOSS)                         $   (63,533)       $    84,372        $    37,887        $    92,022
- -----------------                        =============      =============      =============      =============
WEIGHTED AVERAGE SHARES
- -----------------------
OUTSTANDING                                15,566,694         15,566,694         15,566,694         15,566,694
- -----------                              =============      =============      =============      =============
INCOME (LOSS) PER SHARE                   $   (.004)         $   .005           $   .002           $   .006
- -----------------------                  =============      =============      =============      =============

See accompanying notes to condensed consolidated financial statements.

                       SIBONEY CORPORATION AND SUBSIDIARIES
                       ------------------------------------

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   ----------------------------------------------

                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                   -----------------------------------------------


                                                                 1996             1995
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
   Net income (loss) from continuing operations               $ (63,533)         $ 84,372
   Adjustments to reconcile net income (loss)
     from continuing operations to net
     cash provided by operating activities:
      Depreciation                                               64,256            64,111
      Loss on disposition of assets                                  --               431
      Change in assets and liabilities:
          Increase in accounts and notes receivable             (89,554)         (120,749)
          (Increase) decrease in inventory                       20,437            (9,174)
          (Increase) decrease in prepaid                         84,402               (22)
            expenses and deposits
          Increase (decrease) in accounts payable and
            accrued expenses                                     16,253            (8,066)
                                                             -----------       -----------
NET CASH PROVIDED BY OPERATIONS                                  32,261            10,903
- -------------------------------                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
   Payments for equipment                                       (23,935)          (25,553)
                                                             -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                           (23,935)          (25,553)
- -------------------------------------                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              8,326           (14,650)
- ----------------------------------------------------         -----------       -----------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 599,924           570,191
- -----------------------------------------------              -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $ 608,250         $ 555,541
- -----------------------------------------                    ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                   SIBONEY CORPORATION AND SUBSIDIARIES
                   ------------------------------------

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------

                           JUNE 30, 1996 AND 1995
                           ----------------------


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statement of operations for the six-month periods and the three-month periods ended June 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1996 and for all periods have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2.   STOCKHOLDERS' EQUITY
     --------------------

     During the six months ended June 30, 1996, stockholders' equity was changed solely by the net loss for the period.

3.   INVENTORIES
     -----------

     Inventories consist of the following:

                            JUNE 30, 1996     DECEMBER 31, 1995
                            -------------     -----------------
     Raw materials            $  70,891           $ 128,063
     Finished goods             138,908             102,173
                               --------            --------
                              $ 209,799           $ 230,236
                               ========            ========

               SIBONEY CORPORATION AND SUBSIDIARIES
               ------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------


The Company's continuing operations for the periods presented consist of the following two segments:

1) The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a subsidiary, in the production and distribution of educational software, teaching aids and related supplies. The Company has been serving the educational market for more than 35 years. The Company's proprietary educational software is produced for use on Macintosh, Apple II, IBM and IBM compatible computers. Of Gamco's total sales, approximately 85% is generated by proprietary software, and the remainder is represented by non-proprietary educational software and other related products. Sales are made to private and public schools, grades 1 through 12, by a network of independent distributors throughout the United States, as well as through catalogs published by Gamco and other educational software distributors. Popular Gamco software titles include Money Challenge, Undersea Reading for Meaning
                    ----- ---------  -------- ------- --- -------
     (a new release in 1995) and Touchdown Math-Whole Numbers and
                                 --------- ---------- ------- ---
     Fractions.
     ---------

2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

        THREE MONTHS ENDED JUNE 30, 1996 vs. JUNE 30, 1995

Revenues decreased during the three month period ended June 30, 1996 compared to the same period in 1995, due to lower sales at Gamco. The Company believes that sales decreased in the educational segment primarily due to educators' continuing concerns about the federal budget impasse and its effect on future federal funding for school expenditures. During April 1996 a federal budget was approved and, as anticipated, sales at Gamco have improved. Revenues during June 1996 increased over the same month of 1995.

Cost of product sales decreased during the quarter ended June 30, 1996 compared to the same quarter in 1995 as a result of lower sales at Gamco. However, as a percentage of total revenues, cost of product sales was reduced to 13.2% in the quarter ended June 30, 1996, compared to 20.8% in the prior year, primarily due to increased proprietary sales at Gamco. In addition, royalties earned by Siboney Coal Company increased during the three month period in 1996.

Net income decreased during the quarter ended June 30, 1996 due to the above mentioned factors.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------   -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (Continued)
          -----------------------------------


         SIX MONTHS ENDED JUNE 30, 1996 vs. JUNE 30, 1995
         ------------------------------------------------


Revenues decreased during the six month period ended June 30, 1996 compared to the same period in 1995. The Company believes that sales decreased in the educational segment primarily due to educators' continuing concerns about the federal budget impasse and its effect on future federal funding for school expenditures. During April 1996 a federal budget was approved and, as anticipated, sales at Gamco did improve during June 1996 compared to June 1995.

In addition, revenue from Apple II software sales decreased due to the decline in the use of Apple II computers in schools. Many schools have been updating their equipment with Macintosh and IBM computers. To offset this decline in revenue, Gamco has accelerated IBM and Macintosh product development.

Cost of product sales decreased as a result of lower sales at Gamco. However, as a percentage of total revenues, cost of product sales was 17.4% in the six month period ended June 30, 1996, compared to 21.1% in the prior year, primarily due to increased proprietary sales at Gamco. In addition, royalties earned by Siboney Coal Company increased during the six month period in 1996.

Selling, general and administrative expenses increased during the period ended June 30, 1996 compared to the same period in 1995, primarily due to the costs associated with the formation of the Siboney Learning Group Division. Additional emphasis is placed on expanding this portion of the Company's business, including upgrading and adding existing and new products.

Net income decreased during the six months ended June 30, 1996 due to the above mentioned factors.


                 LIQUIDITY AND CAPITAL RESOURCES
                 -------------------------------

Consistent with prior years, accounts receivable increased at June 30, 1996 compared to December 31, 1995. The increase was attributable to a larger sales volume at Gamco during May and June 1996 compared to November and December 1995.

                    PART II - OTHER INFORMATION
                    ---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------    ---------------------------------------------------

At the Company's annual meeting of stockholders held May 14, 1996, all candidates for director were elected for a term of one year by the following votes:

                                    SHARES VOTED FOR         SHARES WITHHELD
                                    ----------------         ---------------
        Rebecca M. Braddock         9,305,624 shares         119,436 shares
        James P. Connaughton        9,308,672 shares         116,706 shares
        Alan G. Johnson             9,308,122 shares         117,956 shares
        Thomas G. Keeton            9,309,447 shares         116,931 shares
        Ernest R. Marx              9,310,747 shares         115,531 shares
        Timothy J. Tegeler          9,303,842 shares         120,636 shares

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------


   a) Exhibits: See Exhibit Index on page 11 hereof.

   b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.


                           SIGNATURES
                           ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SIBONEY CORPORATION



Date: August 8, 1996                           By: /s/ Timothy J. Tegeler
                                                   ---------------------------
                                                   Timothy J. Tegeler
                                                   President, Chief Executive
                                                   Officer and Chief Financial
                                                   Officer

                                         EXHIBIT INDEX
                                         -------------

Exhibit Number                   Description                          Page
- --------------                   -----------                          ----
   27(a)                 Financial Data Schedule.                      12
                         (Filed in EDGAR version only)

                                   11