Form 10-Q
period 1996-09-30
SIBONEY CORP
filed 1996-11-13
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X) Quarterly report for the quarterly period ended September, 30, 1996

                                       OR

( )      Transition Report Pursuant To Section 13 Or 15(d) of The
         Securities Exchange Act of 1934

Commission file number 1-3952

                               SIBONEY CORPORATION
             (Exact name of registrant as specified in its charter)

             Maryland                                     73-0629975
 (State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

       8000 Maryland Ave., Ste 1040, P.O. Box 16184, St. Louis, MO 63105
                    (Address of principal executive offices)
                                   (Zip Code)

                                  314-725-6141
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Title of class of                          Number of Shares
           common stock                    outstanding as of this Report Date
           ------------                    ----------------------------------

    Common stock, par value                            15,566,694
    $.10 per share

                                      INDEX
                                      -----


PART I  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheet September               3
               30, 1996 and December 31, 1995

          Condensed Consolidated Statement Of Operations               5
               Three Months and Nine Months Ended September
            30, 1996 and September 30, 1995

          Condensed Consolidated Statement Of Cash Flows               6
               Nine Months Ended September 30, 1996 and 1995

          Notes To Condensed Consolidated Financial                    7
               Statements

 ITEM 2.    Management's Discussion and Analysis of Financial          8
            Condition and Results of Operations


PART II  OTHER INFORMATION

 ITEM 6.    Exhibits And Reports On Form 8-K                          11


SIGNATURES                                                            11

EXHIBIT INDEX                                                         12

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS


                                                                    DECEMBER 31,
                                               SEPTEMBER 30,         1995 (SEE
                                                  1996               NOTE BELOW)

CURRENT ASSETS
  Cash and cash equivalents                  $   783,626          $    599,924
  Accounts and notes receivable                  230,738               178,149
  Inventories (Note 3)                           184,587               230,236
  Prepaid expenses and deposits                  289,767               306,423
                                             -----------          ------------
      TOTAL CURRENT ASSETS                     1,488,718             1,314,732

PROPERTY, PLANT AND EQUIPMENT (NET OF            228,768               376,599
ACCUMULATED DEPRECIATION OF $697,457 AT
SEPTEMBER 30, 1996 AND $1,111,190 AT
DECEMBER 31, 1995)

INVESTMENTS IN NATURAL RESOURCES                   5,101                 5,101
                                             -----------          ------------
                                             $ 1,722,587          $  1,696,432
                                             ===========          ============





NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

      See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (CONTINUED)

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                  DECEMBER 31,
                                          SEPTEMBER 30,            1995 (SEE
                                             1996                  NOTE BELOW)

CURRENT LIABILITIES
  Notes payable                          $     1,000              $     1,000
  Accounts payable                           136,414                   29,683
  Accrued expenses                           108,075                   81,551
                                         ------------             -----------
      TOTAL CURRENT LIABILITIES              245,489                  112,234


STOCKHOLDERS' EQUITY
  Common stock:
    Authorized 20,000,000 shares
       at $.10 par value; issued
       and outstanding 15,566,694
       shares                              1,556,670                1,556,670
  Additional paid-in capital                  27,528                   27,528
  Retained earnings (deficit)               (107,100)                      --
                                         ------------             -----------
      TOTAL STOCKHOLDERS' EQUITY           1,477,098                1,584,198
                                         ------------             -----------
                                         $ 1,722,587              $ 1,696,432
                                         ============             ===========





NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

      See accompanying notes to condensed consolidated financial statements.



                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                         SEPTEMBER 30,                             SEPTEMBER 30,
                                                         -------------                             -------------


                                                  1996                 1995                  1996                 1995
                                                  ----                 ----                  ----                 ----

REVENUES                                       $1,690,704            1,923,117               509,122              526,592

COST OF PRODUCT SALES                             318,620              429,592               112,853              135,409

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                         1,583,195            1,477,067               554,259              470,870
                                               -----------          -----------           -----------          ----------
INCOME (LOSS) FROM
OPERATIONS                                       (211,111)              16,458              (157,990)             (79,687)
                                               -----------          -----------           -----------          -----------
OTHER INCOME (EXPENSE)
 Interest Income                                   17,775               18,169                 6,343                7,946
 Gain on Sale of Assets                           118,288                   --               118,288                   --
 Miscellaneous                                    (32,052)             (24,669)              (10,208)              (2,673)
                                               -----------          -----------           -----------          -----------
TOTAL OTHER INCOME (EXPENSE)                      104,011               (6,500)              114,423                5,273
                                               -----------          -----------           -----------          ----------

NET INCOME (LOSS)                              $ (107,100)          $    9,958            $  (43,567)          $  (74,414)
                                               ==========           ==========            ==========           ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                    15,566,694           15,566,694            15,566,694           15,566,694
                                               ===========          ===========           ===========          ==========
INCOME (LOSS) PER SHARE                        $ (.007)             $  .001               $ (.003)             $ (.005)
                                               ===========          ===========           ============         ==========








See accompanying notes to condensed consolidated financial statements.



                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                               1996                  1995
                                                               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) from continuing operations            $(107,100)            $   9,958
    Adjustments to reconcile net income (loss)
      from continuing operations to net
      cash provided by operating activities:
        Depreciation                                           92,657                96,790
     Loss on disposition of assets                                 --                   427
     Gain on sale of assets                                  (118,288)                   --
        Change in assets and liabilities:
          (Increase) decrease in accounts and notes           (52,589)               49,538
             receivable
       (Increase) decrease in inventory                        32,068               (20,875)
           Decrease in prepaid expenses
             and deposits                                       8,810                36,075
           Increase in accounts payable and
             accrued expenses                                 133,255                 3,599
                                                            ----------            ---------
NET CASH PROVIDED BY (USED IN) OPERATIONS                     (11,187)              175,512
                                                            ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of assets                                 230,000                   --
 Payments for equipment                                       (35,111)              (55,995)
                                                            ----------            ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           194,889               (55,995)
                                                            ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     183,702               119,517


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               599,924               570,191
                                                            ----------            ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 783,626             $ 689,708
                                                            ==========            =========





See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995


1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statement of operations for the nine-month periods and the three-month periods ended September 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1996 and for all periods have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2.      STOCKHOLDERS' EQUITY

    During the nine months ended September 30, 1996, stockholders' equity was changed solely by the net loss for the period.

3.      INVENTORIES

    Inventories consist of the following:


                             SEPTEMBER 30, 1996         DECEMBER 31, 1995
                             ------------------         -----------------
    Raw materials                 $ 64,657                 $ 128,063
    Finished goods                 119,930                   102,173
                                  --------                  --------
                                 $ 184,587                 $ 230,236
                                  ========                  ========

                      SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's continuing operations for the periods presented consist of the following two segments:

1) The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a subsidiary, in the production and distribution of educational software, teaching aids and related supplies. The Company has been serving the educational market for more than 35 years. The Company's proprietary educational software is produced for use on Macintosh, Apple II, IBM and IBM compatible computers. Of Gamco's total sales, approximately 85% is generated by proprietary software, and the remainder is represented by non-proprietary educational software and other related products. Sales are made to private and public schools, grades 1 through 12, by a network of independent distributors throughout the United States, as well as through catalogs published by Gamco and other educational software distributors. Popular Gamco software titles include Money Challenge, Undersea Reading for Meaning and Touchdown Math- Whole Numbers and Fractions.

2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries.

During September 1996, Siboney Learning Group entered into a software licensing and distribution agreement with Merit Audio Visual of New York, New York. Under the license agreement, Siboney Learning Group received a license to use and market 21 software programs which teach skills for reading and writing to elementary through high school students. Gamco has historically been strongest in areas relating to mathematics. Consequently, the acquisition of these products and their addition to the Company's product line will add an important dimension to the products offered by the Company.

The Company is in the process of converting its existing 106 Apple II and DOS products to Macintosh and Windows platforms, which are becoming the predominant systems used in schools. Of its total products, 23 have already been converted to a Macintosh platform and an additional 12 are being converted during the current school year, together with the first 20 programs being converted to a Windows format and five to a CD-ROM format. Adding to this, it is contemplated that the 21 newly licensed products, which are also in a DOS format, will be converted by Siboney Learning Group to a Macintosh format within five months and to Windows within an additional five months.

As a result, it is anticipated that the Company's total educational software product offerings and the breath of its educational coverage will expand significantly during the current school year as well as the 1997-1998 school year. Siboney Learning Group will use Gamco's established distribution channels, as well as new distribution programs to sell the software.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

          THREE MONTHS ENDED SEPTEMBER 30, 1996 vs. SEPTEMBER 30, 1995

Revenues decreased during the three month period ended September 30, 1996 compared to the same period in 1995. Sales at Gamco were marginally improved, with September sales showing an improvement over August 1995 and September 1995 sales. Gamco is releasing more new products on current platforms (Macintosh, Windows and CD-ROM) which should enhance sales in the future.

Royalties earned by Siboney Coal Company were lower for the quarter compared to 1995. Revenues from the coal lease are dependent on third party mining operations, which are temporarily suspended from time to time.

Cost of product sales decreased during the third quarter compared to the previous year's quarter as a result of the successful effort to increase the percentage of proprietary sales versus non-proprietary product sales. As a result, cost of product sales as a percentage of revenue was reduced to 22.2% compared to 25.7% in the prior year.

Selling, general and administrative expenses increased during the quarter compared to the same period in 1995 due to higher employment expenses, increased advertising costs and costs associated with the outsourcing for product conversion to new platforms.

During the quarter, Gamco sold their print shop equipment which is reflected in the increase in gain on sale of assets.

As a result of the above mentioned factors, net income decreased for the quarter ended September 30, 1996 when compared to the same period in 1995.


           NINE MONTHS ENDED SEPTEMBER 30, 1996 vs. SEPTEMBER 30, 1995

Revenues decreased during the nine month period ended September 30, 1996 compared to the same period in 1995. Sales at Gamco for the nine months were lower, as was the trend in the educational software industry. Coal revenues increased slightly for the period.

Cost of product sales decreased as a result of lower sales at Gamco. As a result of increasing proprietary product sales compared to non-proprietary sales, the cost of product sales as a percentage of total revenue was reduced to 18.9% during the current period as compared to 22.3% for the same period last year.

Selling, general and administrative expenses increased during the nine month period, as compared to the same period in 1995, primarily due to higher salaries, severance payments, increased advertising costs at Gamco/Siboney Learning Group and the cost associated with the use of outside development houses for product conversion to new formats.

Gain on sale of assets increased for the nine month period of 1996 due to the sale of the print shop equipment at Gamco.

Net income decreased during the nine months ended September 30, 1996 due to the above mentioned factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                         LIQUIDITY AND CAPITAL RESOURCES

Cash increased at September 30, 1996 compared to December 31, 1996 due to cash received from the sale of the print shop equipment and from a reduction in inventories.

Consistent with prior years, accounts receivable increased at September 30, 1996 compared to December 31, 1995. The increase was attributable to a larger sales volume at Gamco during September 1996 compared to December 1995.

Inventories decreased at September 30, 1996 compared to December 31, 1995 due to a planned decrease of slower selling non-proprietary inventory items and the sale of the print shop inventory. These decreases were partially offset by an increased inventory of support materials that accompany programs sold.

Prepaid expenses and deposits decreased at September 30, 1996 compared to December 31, 1995. As a result of the closing of the print shop, Gamco no longer has work in progress on catalogs therefore there was no incremental increase in catalog expense. In previous years, catalogs were capitalized when produced and expensed throughout the year.

Plant, property and equipment decreased at September 30, 1996 compared to December 31, 1995 as a result of the closing of the print shop at Gamco and the sale of its equipment.

Accounts payable increased at September 30, 1996 due to an outstanding invoice for the most recent Gamco catalog. The invoice has subsequently been paid.

Accrued expenses increased at September 30, 1996 compared to December 31, 1995. Accrued expenses increase throughout the year for payment of invoices that occur at year end.

                           PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


        a)     Exhibits: See Exhibit Index on page 11 hereof.

        b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SIBONEY CORPORATION



Date: November 8, 1996                      By:      /s/ Timothy J. Tegeler
                                                     ----------------------
                                                     Timothy J. Tegeler
                                                     President, Chief Executive
                                                     Officer and Chief Financial
                                                     Officer

                                  EXHIBIT INDEX



    Exhibit Number              Description                    Page

        27(a)             Financial Data Schedule               12
                          (Filed in EDGAR version
                          only)