Form 10-K
period 1996-12-31
SIBONEY CORP
filed 1997-03-26
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
      [X]
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996

      [  ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the Transition period from ____________________ to ____________________

                          Commission File Number 1-3952

                               SIBONEY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                      73-0629975
-------------------------------                     ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

 8000 Maryland Avenue, Suite 1040
         P.O. Box 16184
      St. Louis, Missouri                                    63105
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 314-725-6141
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the shares of Common Stock held by nonaffiliates of Registrant as of February 14, 1997 was $2,522,671. This value was based on the average of the bid and asked prices on February 14, 1997.

As of February 14, 1997, the Registrant had outstanding 15,766,694 shares of Common Stock.



                       DOCUMENTS INCORPORATED BY REFERENCE
          Part III: the definitive proxy statement of Registrant (to be filed pursuant to Regulation 14) for Registrant's 1997
         Annual Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 13.

                                      INDEX

                                                                          PAGE
PART I

   Item 1.   Business...................................................3 - 8

   Item 2.   Properties.....................................................8

   Item 3.   Legal Proceedings..............................................8

   Item 4.   Submission Of Matters To A Vote Of Security Holders............8

PART II

   Item 5.   Market For Registrant's Common Equity
             And Related Stockholder Matters................................9

   Item 6.   Selected Financial Data.......................................10

   Item 7.   Management's Discussion And Analysis
             Of Financial Condition And Results Of
             Operations...............................................11 - 13

   Item 8.   Financial Statements And Supplementary Data...................13

   Item 9.   Changes In and Disagreements With Accountants
             On Accounting And Financial Disclosure........................13

PART III

   Item 10.  Directors And Executive Officers Of The
             Registrant....................................................14

   Item 11.  Executive Compensation........................................14

   Item 12.  Security Ownership Of Certain Beneficial
             Owners And Management.........................................14

   Item 13.  Certain Relationships And Related Transactions................14


PART IV

   Item 14.  Exhibits, Financial Statements, Financial Statement
             Schedule And Reports On Form 8-K.........................15 - 31


   Signatures.................................................................32

   Exhibit Index..............................................................33

                                     PART I


Item 1 - Business

General


The principal businesses in which the Company engages, through its subsidiaries, are the publishing and distribution of educational software products and teaching aids and the holding of certain natural resource interests.


Subsidiaries And Industry Segments


The Company conducts its business through several wholly-owned subsidiaries which, at December 31, 1996, were as follows:

                                                                                                    Year Of
Industry Segment                    Subsidiary                            Incorporation          Organization
----------------------------------------------------------------------------------------------------------------
Continuing Operations:
   Educational Products             Gamco Industries, Inc.                Texas                      1968
                                    (part of Siboney Learning Group
                                    Division)
   Natural Resources                Axel Heiberg Oil Company              Delaware                   1968
   Natural Resources                Siboney Resources - Texas, Inc.       Texas                      1968
   Natural Resources                Siboney Coal Company, Inc.            Kentucky                   1978

Discontinued Operations:
   Audiovisual Equipment            Siboney Communications, Inc.          Texas                      1950



A summary of the results of each of the Company's two industry segments, educational products and natural resources, for the years ended December 31, 1996, 1995 and 1994, which appears in Note 12 to the Consolidated Financial Statements on Page 27, is incorporated herein by reference.

           DESCRIPTION OF BUSINESS AND PROPERTIES BY INDUSTRY SEGMENT

EDUCATIONAL PRODUCTS:

Siboney Learning Group Division/Gamco Industries, Inc.

Business - General Description And 1996 Developments -- The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software and teaching aids.

In 1995, the Company formed the Siboney Learning Group Division and hired a new Executive Vice President, Ernest R. (Bodie) Marx, as President of the division. Mr. Marx has been an executive and proprietor of companies engaged in the educational software and related products business for more than 18 years. In August 1996, Mr. Marx was also elected President of Gamco.

The Company's purpose for forming the new division was to expand upon its interests in the publishing and distribution of educational software and related products by taking advantage of Mr. Marx's background and experience. Such expansion is expected to occur both through Gamco, which was made part of the new division and reports to Mr. Marx, and by other internal and external expansion. In 1996, Mr. Marx expanded the management team of the Siboney Learning Group Division in St. Louis, Missouri by adding a Director of Research and Development, a Director of Sales and a Director of Marketing.

The Company has been serving the educational market for more than 35 years. Today, the Company's main business is publishing proprietary educational software in math, reading and language arts for students and teachers in grades kindergarten through grade 12. This software motivates students to master key skills which are stressed on standardized tests and in textbooks. Gamco sells through a network of independent distributors throughout the United States as well as through its own catalogs. Popular Gamco titles include Money Challenge, Discover Time, the Touchdown Math series and Undersea Reading for Meaning. Gamco publishes over 100 titles for Macintosh, IBM and IBM compatible, and Apple II computers.

In 1996, Siboney Learning Group licensed school distribution rights to 21 new titles from Merit Audio Visual ("Merit"). Merit's line of reading and writing programs for grades 3 through 10 complements Gamco's existing products. The Merit software was launched in January 1997 as Gamco's Critical Concepts series and will be sold with Gamco's Skill Builders and Learning Games product lines.

In 1996, Siboney Learning Group implemented a customer targeted product promotional program, which is supported by a newly created four person inside sales group.

In 1996, Siboney Learning Group also developed a new approach to selling software titled Orchard: Teacher's Choice Software, which was introduced in January 1997. The Orchard program offers schools a comprehensive instructional software solution using existing titles. Orchard will be sold to schools by a network of exclusive dealers.

Sources And Availability Of Raw Materials -- Raw materials are generally available and are purchased from a wide range of suppliers. Shortages are not anticipated.

Patents, Trademarks And Licenses -- Gamco holds various patents, copyrights and license rights which are considered to be material to its business.

Seasonality -- The Company typically experiences its highest levels of sales and accounts receivable in the educational products business at the end of the school year (May, June & July). However, seasonality is not deemed to have an overall material effect on the Company's operations.

Working Capital Items -- The Company does not engage in unusual practices relating to working capital items. Gamco does not purchase or maintain an unusually high amount of inventory in advance, although certain materials are purchased in larger quantities in order to obtain volume discounts. Gamco does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Gamco maintains a policy under which products may be returned within thirty days from the date of purchase if they do not meet a customer's satisfaction. For the year 1996, approximately 7% of sales were returned, of which 5% represented previewed sales returned within thirty days.

Dependence  On Limited  Number Of  Customers  -- In 1996,  approximately  12% of
Gamco's   revenues  were  generated  from  catalog  sales  through  one  dealer,
Educational Resources, Inc.

Backlog -- The Company traditionally does not have a material backlog of orders for Gamco products.

Government Business -- Although a substantial portion of Gamco's business is done with governmental subdivisions, such business is not subject to price renegotiation or termination for convenience of the buyer.

Environmental Impact -- Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to protection of the environment are not expected to materially affect the Company.

Research And Development -- Gamco's expenditures for research and development of new computer software products and upgrading and adapting existing software products were approximately $412,000, $391,000, and $345,000 in 1996, 1995 and
1994, respectively.

The development of Gamco products resulted in the release of five new and improved titles in 1994, five in 1995 and seven in 1996. As a result of continuing internal product development and the development of newly licensed software, the Company is expected to release more than 75 new and improved titles in 1997.

Competition -- Gamco operates in highly competitive markets which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. Sales of Gamco's computer software products are substantially dependent upon expenditures of school districts and individual schools.


NATURAL RESOURCES:

Siboney Coal Company, Inc.

Siboney Coal Company, Inc. ("Siboney Coal"), a subsidiary of the Company, owns the fee and mineral interests in certain coal properties in Johnson and Martin Counties, Kentucky. The properties consist of approximately 325 surface or fee acres which include mineral rights and approximately 1,120 acres of mineral rights alone.

Siboney Coal leases the coal properties to Mountaineer Land Company ("Mountaineer"), a subsidiary of Ashland Coal Company, under a twenty-five year lease entered into in 1987, under which mining operations have been conducted on and off since March 1990. Under the terms of the lease, Mountaineer has the right to mine the coal and pay a royalty to Siboney Coal. An advance royalty and certain royalties previously paid by Mountaineer are recoupable against future production royalties payable on coal mined and sold from the properties. The lease calls for annual payments of $30,000 plus royalties per ton of coal mined. The lease is cancellable on thirty days' prior written notice by the lessee. Siboney Coal earned $78,033 in 1996, $70,596 in 1995 and $35,814 in 1994 under the lease. Future revenues in excess of minimum royalties from the coal lease are dependent on mining operations of the lessee and at certain times have been, and in the future, may be discontinued.

For further discussion of the "Natural Resources Segment" see Note 6 to the Consolidated Financial Statements on Page 25.

OIL AND GAS:

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

Prior to the takeover of Cuba by Fidel Castro in 1958, the Company and its predecessor held oil exploration rights covering approximately four million acres in Cuban territory. Following the expropriation of these properties by the Castro regime, the Company filed claims against the Cuban government with the United States Foreign Claims Settlement Commission, which was authorized under the International Claims Settlement Act of 1949, as amended, to determine the validity and value of claims of United States nationals against the Cuban government for properties which have been expropriated. The Commission certified the Company's loss to be $2,454,000 plus interest at 6% per annum from November 1959. No funds have ever been appropriated to satisfy such claims. Accordingly, the Company has not considered and currently does not consider the claim to be material and cannot determine the possibility of or the amount of any possible recovery.

In 1996, a new federal law, popularly known as the "Helms-Burton Act", was passed, which grants U.S. companies whose properties were confiscated by the Cuban government the right to bring action in U.S. federal district courts against foreign nationals that "traffic" in, or make use of, confiscated properties and provides that those companies are liable to the U.S. company which owns the claim to the confiscated property for money damages.

However, under the law, the President of the United States has the authority every six months to suspend the right of potential plaintiffs to file lawsuits, which he did in August 1996 and again in February 1997. The Company can not predict whether the President will continue to postpone the effectiveness of this legislation.

PERSONNEL:

As of February 14, 1997, the Company had 25 employees, 2 of which were employed by the parent corporation, 5 by Siboney Learning Group and 18 by Gamco.

ITEM 2. PROPERTIES

The Company leases 817 square feet of office space under a lease expiring on December 31, 1997 and an additional 850 square feet of office space, which is used by the Siboney Learning Group Division, under a lease which expires May 30, 1998. The second lease has a renewal option for one year on the same terms and conditions. These facilities are considered adequate to meet the needs of the Company for the foreseeable future.

Gamco, owns a 23,000 square foot building in Big Spring, Texas on 12 acres. Gamco utilizes 100% of the space available in the building. The Company considers these facilities adequate to meet the needs of Gamco and any acquired educational software operations for the foreseeable future.

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

(b) Stock Price And Dividend Information

The following table sets forth the high and low bid prices per share of common stock as reported by market makers polled by the Company:


              1996 Bid                                     1995 Bid
-------------------------------------     --------------------------------------
Quarter          High        Low          Quarter             High         Low
--------------------------------------------------------------------------------

First            .14         .14          First               .17          .13
Second           .26         .14          Second              .21          .13
Third            .24         .19          Third               .15          .13
Fourth           .19         .16          Fourth              .15          .15

The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(c) Approximate Number Of Holders Of Common Stock

The number of holders of record of the Company's common stock as of February 14, 1997 was 17,236.

ITEM 6. SELECTED FINANCIAL DATA


                                                                 Years Ended December 31,
                                      -------------------------------------------------------------------------------
                                                 1996            1995           1994            1993           1992
                                      -------------------------------------------------------------------------------
Total assets of continuing
   operations                               $ 1,440,893     $ 1,696,432    $ 1,875,057     $ 1,764,684    $ 1,721,162
=====================================================================================================================

Revenues from continuing
   operations                               $ 2,014,268     $ 2,359,492    $ 2,306,827     $ 2,060,465    $ 2,208,716
=====================================================================================================================

Income (loss) from continuing
   operations                               $  (315,276)    $  (98,405)    $    89,272     $    74,128    $   312,714
=====================================================================================================================

Income from discontinued
   operations [Note (a)]                    $        --     $       --     $    60,691     $   603,202    $    91,667
=====================================================================================================================

Cumulative effect on prior
   years of change in accounting
   principle                                $        --    $   (66,368)    $        --     $        --    $        --
=====================================================================================================================

Net income (loss)                           $  (315,276)   $  (164,773)    $   149,963     $   677,330    $   404,381
=====================================================================================================================

Earnings (loss) per common share [Note (b)]:
      Continuing operations                 $    (0.019)   $    (0.006)    $     0.005     $     0.005    $     0.020
      Discontinued operations                       --              --           0.004           0.037          0.006
      Cumulative effect on prior
         years of change in
         accounting principle                       --          (0.004)             --              --             --
---------------------------------------------------------------------------------------------------------------------

                                            $   (0.019)    $    (0.010)    $     0.009     $     0.042    $     0.026
=====================================================================================================================

Average number of common and
   common equivalent shares
   outstanding                              16,462,245      16,366,287      16,422,782      16,204,465     15,366,694
=====================================================================================================================


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

(c) The Company has paid no cash dividends during the five years ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the three years ended December 31, 1996, and comments on the Company's financial position as of December 31, 1996.

RESULTS OF OPERATIONS:

1996 IN COMPARISON WITH 1995:

During 1996, the Company's consolidated revenues decreased $345,224 to $2,014,268. Revenues from the educational products segment decreased $351,071 to $1,933,458 while revenues from the natural resources segment increased $5,847 to $80,810. Educational product revenues decreased due to an overall industry decline in the school software business and a planned phase out of Gamco's sales of nonproprietary products. The most important factors behind the industry decline in school software sales were increased interest in and expenditures for equipment and access to the Internet, general confusion regarding the future of Apple's Macintosh computers, and delayed funding due to the spring federal budget impasse. Gamco was also negatively affected by increased interest in newer CD-ROM and Windows products in 1996, two areas where Gamco had no product offerings, but which the Company will introduce in 1997. Natural resource revenues increased slightly due to more mining activity, which increased royalty payments earned by Siboney Coal. Future royalty payments are dependent on the level of mining operations by the Company's lessee and are outside the control of the Company.

Cost of product sales from the educational products segment decreased $67,160 to $455,895. This decrease was due to the decline in sales. Gross profit, as a percentage of sales, decreased from 77.2% to 76.4%, due primarily to the impact of royalty advances paid by the Company for newly licensed products.

Selling, general and administrative expenses increased $224,063 to $2,198,419, primarily due to approximately $116,000 expended for the development of an inside sales department at Gamco and approximately $119,000 of increased administrative salaries associated with the expansion of the Siboney Learning Group Division.

The Company's loss from operations for 1996, for the reasons described above, was $640,046, which was offset in part by a gain from the sale of assets and other income in connection with the sale of discontinued print shop operations, resulting in a net loss for the year of $315,276. This compared to a loss from operations of $137,919 and net loss of $164,773 in 1995.

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

The Consolidated Statement Of Operations for 1995 reflects a one-time charge against income of $66,368, which represents the cumulative effect on prior years of a change in accounting principle resulting from the implementation of Statement of Position 93-7, "Reporting on Advertising Costs". (See Note 15 to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

In 1996, cash and cash equivalents increased $175,906. This was primarily due to the net cash provided by the sale of the print shop building and equipment.

In 1995, cash and cash equivalents increased $29,733. This was primarily due to net cash provided by continuing operations.

Gamco's line of credit expired December 1, 1996 and was not renewed by the Company. There was no outstanding loan balance at December 31, 1996 and a $1,000 outstanding loan balance at December 31, 1995.

The Company considers its cash position adequate to fund its anticipated operations and capital expenditures.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption "Information Concerning Nominees" and "Information Concerning Executive Officers" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1997 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions "Executive Compensation" and "Information As To Stock Options" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1997 annual meeting of stockholders, which involves the election of directors is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding security ownership contained under the caption "Information Concerning Nominees" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1997 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Transactions With Issuer And Others" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1997 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                           PAGE

(a)  (1)       Financial Statements:
               Report Of Independent Certified Public
                  Accountants................................................16
               Consolidated Balance Sheet At
                  December 31, 1996 And 1995.................................17
               Consolidated Statement Of Stockholders'
                  Equity For The Years Ended December 31,
                  1996, 1995 And 1994........................................18
               Consolidated Statement Of Operations
                  For The Years Ended December 31,
                  1996, 1995 And 1994........................................19
               Consolidated Statement Of Cash Flows
                  For The Years Ended December 31, 1996,
                  1995 And 1994..............................................20
               Notes To Consolidated Financial
                  Statements............................................21 - 30

(a)   (2)      Financial Statement Schedule:

    V          Valuation And Qualifying Accounts -- 1996, 1995
                  And 1994...................................................31

    All other schedules and financial statements of the Registrant only are omitted because they are not required or the information is included in the financial statements or notes thereto.

(a)   (3)      Exhibit Index.................................................33
                  Management Contracts and Compensatory Plans or
                    arrangements required to be filed as Exhibits: None
   (b)         Reports on Form 8-K
                  No Reports on Form 8-K were filed
                     during the fourth quarter of 1996.

               Report Of Independent Certified Public Accountants

Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and the information as of December 31, 1996, 1995 and 1994 and for the years then ended included in the supporting schedule which is listed in the Index to Consolidated Financial Statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles, and the supporting schedule presents fairly the information required to be set forth therein.

As described in Note 15 to the financial statements, the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs".


                                        /s/ Rubin, Brown, Gornstein & Co. LLP
                                        -------------------------------------
St. Louis, Missouri                     RUBIN, BROWN, GORNSTEIN & CO. LLP
February 14, 1997

                           CONSOLIDATED BALANCE SHEET



Assets
                                                                                              December 31,
                                                                                 ---------------------------------------
                                                                                                 1996               1995
                                                                                 ---------------------------------------
Current Assets

   Cash and cash equivalents                                                              $   775,830        $   599,924
   Accounts receivable (Notes 3 and 7)                                                        152,437            178,149
   Inventories (Notes 4 and 7)                                                                174,939            230,236
   Prepaid expenses and deposits                                                              160,033            306,423
------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                               1,263,239          1,314,732

Property, Plant And Equipment (Notes 5 And 7)                                                 172,553            376,599

Investments In Natural Resources (Note 6)                                                       5,101              5,101
------------------------------------------------------------------------------------------------------------------------

                                                                                          $ 1,440,893        $ 1,696,432
========================================================================================================================



Liabilities And Stockholders' Equity

Current Liabilities
   Notes payable (Note 7)                                                              $           --       $      1,000
   Accounts payable                                                                            75,280             29,683
   Accrued expenses                                                                            91,191             81,551
------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                            166,471            112,234
------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
   Common stock:
      Authorized 20,000,000 shares at $0.10 par value;
         issued and outstanding 15,766,694 in 1996,
         and 15,566,994 in 1995                                                             1,576,670          1,556,670
   Additional paid-in capital (Note 8)                                                         13,028             27,528
   Retained earnings (deficit) (Note 8)                                                      (315,276)                --
------------------------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                                         1,274,422          1,584,198
------------------------------------------------------------------------------------------------------------------------

                                                                                          $ 1,440,893        $ 1,696,432
========================================================================================================================


See the accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1996, 1995 And 1994

                                                                            Additional      Retained          Total
                                                  Common Stock                Paid-In       Earnings       Stockholders'
                                             Shares         Amount            Capital      (Deficit)          Equity
                                     -----------------------------------------------------------------------------------

Balance - January 1, 1994                 15,566,694     $ 1,556,670      $ 6,152,403   $ (6,110,065)        $ 1,599,008

Net Income                                        --              --               --        149,963             149,963
------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1994               15,566,694       1,556,670        6,152,403     (5,960,102)          1,748,971

Net Loss                                          --              --               --       (164,773)           (164,773)

Equity Transfer (Note 8)                          --              --       (6,124,875)     6,124,875                  --
------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1995               15,566,694       1,556,670           27,528             --           1,584,198

Issuance Of Common Stock                     200,000          20,000          (14,500)            --               5,500

Net Loss                                          --              --               --       (315,276)6          (315,276)
------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996               15,766,694     $ 1,576,670     $     13,028  $    (315,276)        $ 1,274,422
========================================================================================================================



See the accompanying notes to consolidated financial statements.

                                    Page 18

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                             For The Years Ended December 31,
                                                              ----------------------------------------------------------
                                                                           1996                1995               1994
                                                              ----------------------------------------------------------

Revenues                                                              $ 2,014,268         $ 2,359,492        $ 2,306,827

Cost Of Product Sales                                                     455,895             523,055            492,197

Selling, General And Administrative
   Expenses                                                             2,198,419           1,974,356          1,751,611
------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Operations                                            (640,046)           (137,919)            63,019
------------------------------------------------------------------------------------------------------------------------

Other Income
   Interest income                                                         25,042              26,005             20,131
   Gain (loss) on sale and disposition of assets                          294,542               8,119             (1,273)
   Miscellaneous                                                            5,186               5,390              7,395
------------------------------------------------------------------------------------------------------------------------
         Total Other Income                                               324,770              39,514             26,253
------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Provision For
   Income Taxes And Cumulative
   Effect Of Change In Accounting
   Principle                                                             (315,276)            (98,405)            89,272

Provision For Income Tax (Note 10)                                             --                  --                 --
------------------------------------------------------------------------------------------------------------------------

Income (Loss) From Continuing
   Operations                                                            (315,276)            (98,405)            89,272

Income From Discontinued
   Operations (Note 14)                                                        --                  --             60,691
------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect
   Of Change In Accounting Principle                                     (315,276)            (98,405)           149,963

Cumulative Effect On Prior Years Of
   Change In Accounting Principle (Note 15)                                    --             (66,368)                --
------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                    $   (315,276)       $   (164,773)       $   149,963
========================================================================================================================


Earnings (Loss) Per Share
   Continuing operations                                                $ (0.019)           $ (0.006)            $ 0.005
   Discontinued operations                                                     --                  --              0.004
   Cumulative effect on prior years of
      change in accounting principle                                           --             (0.004)                 --
------------------------------------------------------------------------------------------------------------------------

                                                                        $ (0.019)           $ (0.010)            $ 0.009
========================================================================================================================

See the accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             For The Years Ended December 31,
                                                                    ---------------------------------------------------
                                                                                1996             1995              1994
                                                                    ---------------------------------------------------

Cash Flows From Operations
   Net income (loss) from continuing operations                           $ (315,276)      $ (164,773)       $   89,272
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
         Depreciation                                                        117,651          130,202           124,162
         (Gain) loss on sales and disposition of assets                    (294,542)          (8,119)             1,273
         Change in assets and liabilities:
            (Increase) decrease in accounts and notes
               receivable                                                     25,712           32,983           (36,937)
            (Increase) decrease in inventories                                55,297           32,593           (22,108)
            (Increase) decrease in prepaid expenses and
               deposits                                                      146,390           85,471           (51,052)
            Increase (decrease) in accounts payable and
               accrued expenses                                               55,237          (13,852)           21,101
-----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in)
                      continuing operations                                 (209,531)          94,505           125,711

   Net income from discontinued operations                                        --               --            60,691
   Adjustments to reconcile net income to net
      cash used in discontinued operations:
         Change in operating assets and liabilities in
            discontinued operations:
               Decrease in net liabilities relating to
                  discontinued operations                                        --                --           (60,691)
                     Net cash used in discontinued operations                    --                --                --
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operations                                   (209,531)          94,505           125,711
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Payments for equipment                                                    (38,560)         (73,322)         (147,844)
   Proceeds from sale of assets, net of related selling expenses             419,497            8,550               525
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                          380,937          (64,772)         (147,319)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                                      5,500               --                --
   Net repayments under line-of-credit agreement                              (1,000)              --                --
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                      4,500               --                --
-----------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                         175,906           29,733           (21,608)

Cash And Cash Equivalents - Beginning Of Year                                599,924          570,191           591,799
-----------------------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Year                                   $  775,830       $  599,924        $  570,191
=======================================================================================================================

Supplemental Disclosure Of Cash Flow Information:
   Interest paid                                                        $         94     $        367      $         88
-----------------------------------------------------------------------------------------------------------------------

See the accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 And 1994


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

         Allowance For Doubtful Accounts


         The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in the collection of all receivables. The estimated losses are based on historical experience coupled with a review of the current status of the existing receivables.

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

         Natural Resources


         The investments in coal, oil and gas leases are carried at cost, less accumulated depreciation and depletion. Depreciation was provided using the straight-line method over three years, while cost depletion was provided primarily on the units- of-production method for producing properties.

         Research And Development


         Research and development costs are expensed in the year incurred and totalled approximately $412,000, $391,000 and $345,000 in 1996, 1995 and 1994, respectively.

         Warranty Costs


         The Company provides warranties on sales of educational products and all significant warranty costs are charged to operations as incurred.


         Earnings (Loss) Per Share


         Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding of 16,462,245 in 1996, 16,366,287 in 1995, and 16,422,782
         in 1994.

         For 1996, 1995 and 1994, the weighted average number of common and common equivalent shares consisted of the following:


                                                   1996            1995            1994
                                             --------------- --------------- ---------------

Common shares outstanding for the
   whole year                                     15,566,694      15,566,694      15,566,694
Common shares issued during the
   year - weighted average                            46,575              --              --
Common equivalent shares due to
   common stock options                              848,976         799,593         856,088
-------------------------------------------- --------------- --------------- ---------------

                                                  16,462,245      16,366,287      16,422,782
============================================ =============== =============== ===============

Revenues From Major Products And Major Customer


Revenue from proprietary educational software and other related products accounted for 83%, 79%, and 81% of Gamco's revenue in 1996, 1995 and 1994, respectively. In addition, 12%, 13% and 10% of Gamco's revenues were generated from catalog sales through one dealer in 1996, 1995 and 1994, respectively.

Income Taxes


Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus deferred taxes relating to operating losses and tax credits that are available to offset future taxable income. The Company accounts for investment tax credits using the flow-through method and thus reduces income tax expense in the year the related assets are placed in service or qualified progress payments are made.


2. Operations

The Company's continuing operations consist of the following two segments:

         1) The publishing and distribution of educational software and teaching aids through the Company's subsidiary, Gamco Industries, Inc. (Gamco). Sales are made throughout the country by the distribution of catalogs printed by Gamco and through independent distributors.

         2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries. (See Note 6.)

Segment information which highlights the relative importance of each line of business is presented in Note 12 to the consolidated financial statements.

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

In 1994, income from discontinued operations consisted primarily of reductions of estimated liabilities.

3. Accounts Receivable

Accounts receivable consist of:

                                                   1996                1995
                                            -------------------------------

Accounts receivable                           $ 202,140           $ 225,279
Less:  Allowance for doubtful accounts           49,703              47,130
---------------------------------------------------------------------------

                                              $ 152,437           $ 178,149
===========================================================================

Accounts receivable were pledged as collateral for notes payable (see Note 7).


4. Inventories

Inventories are summarized as follows:

                                                   1996                1995
                                            -------------------------------

Raw materials                                 $ 135,710           $ 128,063
Finished goods                                   39,229             102,173
---------------------------------------------------------------------------

                                              $ 174,939           $ 230,236
===========================================================================

Inventories were pledged as collateral for notes payable (see Note 7).

Inventories are net of reserve for obsolescence of $66,619 and $53,775 in 1996 and 1995, respectively.


5. Property, Plant And Equipment

Property, plant and equipment consist of:

                                                    1996                1995
                                            --------------------------------

Land and improvements                         $   23,997        $     23,997
Buildings and improvements                       157,417             431,893
Machinery and equipment                          172,877             792,816
Office equipment, furniture and fixtures         270,204             239,083
----------------------------------------------------------------------------
                                                 624,495           1,487,789
Less:  Accumulated depreciation                  451,942           1,111,190
----------------------------------------------------------------------------

                                               $ 172,553         $   376,599
============================================================================

Depreciation charged against income amounted to $117,651 in 1996, $130,202 in 1995 and $124,162 in 1994.

The buildings and certain equipment were pledged as collateral for notes payable (see Note 7).

The building and equipment used by Gamco's print shop were sold in 1996.


6. Investments In Natural Resources

Investments in natural resources consist of:

                                                    1996                1995
                                             -------------------------------

Canadian exploratory permits                   $   5,101        $      5,101
Oil and Gas leases - Texas                       145,821             145,821
----------------------------------------------------------------------------
                                                 150,922             150,922
Less:  Accumulated depreciation and
   cost depletion                                145,821             145,821
----------------------------------------------------------------------------

                                              $    5,101        $      5,101
============================================================================

Coal Properties - Kentucky


Siboney Coal Company, Inc., a wholly-owned subsidiary, collects royalties under a twenty-five year lease with Mountaineer Land Company entered into in May 1987, under which Siboney Coal Company, the lessor, receives minimum annual payments of $30,000 plus royalties per ton of coal mined. The lessee can cancel the lease upon thirty days' prior written notification. The Company earned $78,033 under the lease in 1996, $70,596 in 1995, and $35,814 in 1994. Future royalty revenues from the coal lease are dependent on third party mining operations and at certain times have been, and may in the future be, discontinued.

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


7. Notes Payable

At December 31, 1995, Gamco had a line of credit totalling $350,000, with an outstanding balance of $1,000. The line of credit was secured by the buildings, accounts receivable, inventories and certain equipment of Gamco. Interest was payable on the line of credit, to the extent used, at the prime commercial rate plus 1.5%. The note was paid off during 1996 and the line of credit expired December 1, 1996.

The weighted average interest rate was 8.90%, 10.33% and 8.76% for the years ended December 31, 1996, 1995 and 1994, respectively.


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


9. Deferred Compensation Plan

On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan provides for matching contributions on a graduated scale, up to 3-1/2% of the employee's annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company's contribution to the 401(k) plan was $26,246 in 1996 and $ 35,029 in 1995.

10. Income Taxes

There is no provision for federal income taxes reflected in the financial statements due to the availability of net operating loss carryovers.

The net deferred tax asset includes the following components:


                                                             1996               1995              1994
                                               -------------------------------------------------------

Deferred tax asset                                   $  1,555,000       $  1,603,000      $  1,555,400
Deferred tax asset valuation
   allowance                                          (1,555,000)        (1,603,000)        (1,555,400)
------------------------------------------------------------------------------------------------------

                                                     $        --        $        --       $         --
======================================================================================================


State income taxes are shown as part of selling, general and administrative expenses.

The Company has net operating loss carryovers for federal income tax purposes of approximately $5,184,550 at December 31, 1996 available to reduce future taxable income, if any. The majority of the carryover expires at December 31, 2001 through December 31, 2010. Under the Tax Reform Act of 1986, the amount available for carryover could be reduced upon a substantial change in ownership.

In addition, the Company has investment tax credit carryovers of approximately $53,000 available to reduce future income taxes, if any, through December 31, 2000. This amount also creates a deferred tax asset of a like amount, which is offset completely by a valuation allowance.


11. Supplemental Cash Flow Information

The Company had no significant noncash investing or financing activities for the years ended December 31, 1996, 1995 and 1994.


12. Segment Information

The Company's business is primarily comprised of two industry segments: educational products and natural resources. The educational products segment principally sells educational software and teaching aids to schools. The natural resources segment principally receives royalties from its properties.

The Company's consolidated results of operations by business segment are as follows:

                                                               (In Thousands)
                                            -----------------------------------------------------
                                                          1996              1995             1994
                                            -----------------------------------------------------
Net Sales
   Educational products                                $ 1,933           $ 2,284          $ 2,266
   Natural resources                                        81                75               41
-------------------------------------------------------------------------------------------------

   Continuing operations                               $ 2,014           $ 2,359          $ 2,307
=================================================================================================


Operating Income (Loss)
   Educational products                                $  (491)         $     52        $    209
   Natural resources                                        69                69               36
   General corporate                                      (218)             (259)            (182)
-------------------------------------------------------------------------------------------------

   Continuing operations                               $  (640)          $  (138)        $     63
=================================================================================================

Identifiable Assets
   Educational products                                $ 1,309           $ 1,584          $ 1,802
   Natural resources                                       116                81               50
   General corporate                                        16                31               23
-------------------------------------------------------------------------------------------------

   Continuing operations                               $ 1,441           $ 1,696          $ 1,875
=================================================================================================

Capital Expenditures
   Educational products                               $     34          $     71          $   147
   Natural resources                                        --                --               --
   General corporate                                         6                 2                1
-------------------------------------------------------------------------------------------------

   Continuing operations                              $     40          $     73          $   148
=================================================================================================

Depreciation, Depletion And
   Amortization
      Educational products                             $   116           $   129          $   122
      Natural resources                                     --                --               --
      General corporate                                      2                 1                2
-------------------------------------------------------------------------------------------------

      Continuing operations                            $   118           $   130          $   124
=================================================================================================


13. Stock Options

In 1992, the Company granted options to purchase an aggregate of 1,025,000 shares of common stock to the directors of the Company. In addition, the Company granted options to purchase 175,000 shares to employees of Gamco Industries. All previously issued options either expired or were canceled prior to the issuance of the 1992 options. In 1995, the Company granted options to purchase an aggregate of 200,000 shares of common stock to a newly hired executive.

Outstanding and exercisable stock options at December 31, 1996, 1995 and 1994 consist of the following:

                                            Option
      Year            Year                Exercise
    Granted         Expiring                 Price            1996          1995           1994
--------------------------------------------------   -------------------------------------------

1995                  2000                   0.165          200,000       200,000             --
1992                  1997                  0.0275          775,000       975,000        975,000
1992                  1997                    0.05           25,000        25,000         25,000
                                                     -------------------------------------------

        Outstanding options - end of year                 1,000,000     1,200,000      1,000,000
                                                     ===========================================


During the year ended December 31, 1996, options for 200,000 shares were exercised at $.0275 per share.

No options were exercised in 1995 or 1994.

The proforma effects of applying Statement of Financial Accounting Standards No. 123, for options granted in 1995 are not deemed material.


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

At  December  31,  1996,   $140,352  of  advertising   costs  were  capitalized.
Advertising expense amounted to $531,849 in 1996, $547,850 in 1995 and $498,167 in 1994.


16. Commitments

In September 1996, the Company entered into a licensing agreement with an educational software publisher. The agreement provides for the Company to pay minimum royalties of $50,000 in 1996 and $100,000 in 1997 and 1998 and $50,000
in 1999. Subsequent to 1999, the agreement is renewable annually at minimum royalties of $50,000 per year.

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended December 31, 1996, 1995 And 1994


                                                                        Additions                            Deductions
                                                           --------------------------------  ----------------------------------
                                              Balance At      Charged To                         Charges For         Balance At
                                              Beginning        Costs And                       Which Reserve            End
Description                                   of Period         Expenses         Other           Was Created          Of Period
-------------------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet
   from the assets to which they apply:
      Accounts receivable allowance
         for doubtful accounts
            1994                              $ 52,901          $  2,474           $--               $ 2,605           $ 52,770
            1995                                52,770            (1,945)           --                (3,695)            47,130
            1996                                47,130             3,417            --                  (844)            49,703
      Inventory valuation account
            1994                                62,119            23,094            --                33,247             51,966
            1995                                51,966             7,001            --                 5,192             53,775
            1996                                53,775            21,547            --                 8,703             66,619
Investments in natural resources
   allowance for depreciation and
   cost depletion of natural resources
         1994                                  145,821                --            --                    --            145,821
         1995                                  145,821                --            --                    --            145,821
         1996                                  145,821                --            --                    --            145,821



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       Siboney Corporation



Date: March 17, 1997                   BY:  /s/  Timothy J. Tegeler
                                            Timothy J. Tegeler
                                            President and Chief Executive
                                            and Financial Officer and
                                            Principal Accounting Officer


Date: March 17, 1997                   BY:  /s/  Timothy J. Tegeler
                                            Timothy J. Tegeler, Director


Date:                                  BY:
                                            Thomas G. Keeton, Director


Date: March 17, 1997                   BY:  /s/  Rebecca M. Braddock
                                            Rebecca M. Braddock, Director


Date: March 17, 1997                   BY:  /s/  Alan G. Johnson
                                            Alan G. Johnson, Director


Date: March 20, 1997                   BY:  /s/ James P. Connaughton
                                            James P. Connaughton, Director


Date: March 20, 1997                   BY:  /s/ Ernest R. Marx
                                            Ernest R. Marx, Director

                                  EXHIBIT INDEX



Exhibit No.                        Description                             Page
-----------                        -----------                             ----



     3(a)               Amended   and   Restated   Articles  of
                          Incorporation, filed as Exhibit 3(a) to
                          the  Company's  Report on Form 10-K for
                          the year ended  December  31, 1986 (the
                          "1986 10-K") and incorporated herein
                          by this reference................................N/A

     3(b)               Bylaws, filed as Exhibit 3(b) to
                          the 1986 10-K and incorporated
                          herein by this reference.........................N/A

     21                 Subsidiaries of the Company, filed
                          herewith.........................................34

     27                 Financial Data Schedule (filed in EDGAR
                        version only)......................................35