Form 10-Q
period 1997-03-31
SIBONEY CORP
filed 1997-05-15
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)   Quarterly report for the quarterly period ended March 31, 1997

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

    Title of class of                            Number of Shares
      common stock                       outstanding as of this Report Date
      ------------                       ----------------------------------

Common stock, par value                             15,766,694
$.10 per share

                                      INDEX


PART I  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

      Condensed Consolidated Balance Sheet March 31,                       3
        1997 and December 31, 1996

      Condensed Consolidated Statement Of Operations                       5
        Three Months Ended March 31, 1997 and March
          31, 1996

      Condensed Consolidated Statement Of Cash Flows                       6
        Three Months Ended March 31,1997 and March
          31, 1996

      Notes To Condensed Consolidated Financial                            7
        Statements

 ITEM 2.  Management's Discussion and Analysis of Financial                8
          Condition and Results of Operations


PART II  OTHER INFORMATION

 ITEM 6.  Exhibits And Reports On Form 8-K                                10

 SIGNATURES                                                               10

 EXHIBIT INDEX                                                            11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                     ASSETS


                                                                  DECEMBER 31,
                                                MARCH 31,         1996 (SEE
                                                  1997            NOTE BELOW)


CURRENT ASSETS                               $   432,688         $    775,830
         Cash and cash equivalents               277,153              152,437
         Accounts and notes receivable           182,127              174,939
         Inventories (Note 3)                    216,547              160,033
                                             -----------         ------------
         Prepaid expenses and deposits         1,108,515            1,263,239
                  TOTAL CURRENT ASSETS

PROPERTY, PLANT AND EQUIPMENT (NET OF
ACCUMULATED DEPRECIATION OF $467,708 AT
MARCH 31, 1997 AND $451,942 AT DECEMBER
31, 1996)                                        163,745              172,553

INVESTMENTS IN NATURAL RESOURCES                   5,101                5,101
                                             -----------         ------------

                                             $ 1,277,361         $  1,440,893
                                             ===========         ============




 NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

          See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (CONTINUED)

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 DECEMBER 31,
                                              MARCH 31,          1996 (SEE
                                                1997             NOTE BELOW)
                                                ----             -----------

CURRENT LIABILITIES
         Accounts payable                   $    93,453          $    75,280
         Accrued expenses                        64,050               91,191
                                            ------------         -----------
            TOTAL CURRENT LIABILITIES           157,503              166,471



STOCKHOLDERS' EQUITY
         Common stock:
           Authorized 20,000,000 shares
            at $.10 par value; issued
            and outstanding 15,766,694
            shares                            1,576,670            1,576,670
         Additional paid-in capital              13,028               13,028
         Retained earnings (deficit)           (469,840)            (315,276)
                                            ------------         ------------
            TOTAL STOCKHOLDERS' EQUITY        1,119,858            1,274,422
                                            ------------          -----------

                                            $ 1,277,361          $ 1,440,893
                                            ============         ============



 NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

          See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                               1997                 1996
                                               ----                 ----


REVENUES                                  $  530,623               546,202

COST OF PRODUCT SALES                         89,203               121,989

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                      592,187               520,804
                                          -----------           -----------
INCOME (LOSS) FROM OPERATIONS               (150,767)              (96,591)
                                          -----------           -----------
OTHER INCOME (EXPENSE)
 Interest Income                               4,796                 6,008
 Miscellaneous                                (8,593)              (10,837)
                                          -----------           -----------
TOTAL OTHER INCOME (EXPENSE)                  (3,797)               (4,829)
                                          -----------           -----------
NET INCOME (LOSS)                         $ (154,564)           $ (101,420)
                                          ===========           ===========
WEIGHTED AVERAGE SHARES OUTSTANDING       15,766,694            15,566,694
                                          ===========           ===========
INCOME (LOSS) PER SHARE                   $    (.010)              $ (.007)
                                          ===========           ===========



See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                         1997            1996
                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from continuing operations               $(154,564)      $(101,420)
    Adjustments to reconcile net loss
      from continuing operations to net
      cash provided by operating activities:
        Depreciation                                     15,766          31,368
        Change in assets and liabilities:
          Increase in accounts and notes               (124,716)       (102,392)
             receivable
          (Increase) decrease in inventory               (7,188)         55,005
          Increase in prepaid expenses
             and deposits                               (56,514)        (17,127)
           Increase (decrease) in accounts
             payable and accrued expenses                (8,968)         31,180
                                                      ----------      ---------
NET CASH USED IN OPERATIONS                            (336,184)       (103,386)
                                                      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for equipment                                  (6,958)         (9,416)
                                                      ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                    (6,958)         (9,416)
                                                      ----------      ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (343,142)       (112,802)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         775,830         599,924
                                                      ----------      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD             $ 432,688       $ 487,122
                                                      ==========      =========

See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statement of operations for the three-month periods ended March 31, 1997 and 1996 and the condensed consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 1997 and for all periods have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2.   STOCKHOLDERS' EQUITY

     During the three months ended March 31, 1997, stockholders' equity was changed solely by the net loss for the period.

3.   INVENTORIES

     Inventories consist of the following:


                                 MARCH 31, 1997            DECEMBER 31, 1996
                                 --------------            -----------------

     Raw materials                  $ 81,943                   $135,710

     Finished goods                  100,184                     39,229
                                    --------                   --------
                                    $182,127                   $174,939
                                    ========                   ========

                      SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's continuing operations for the periods presented consist of the following two segments:

1) The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software and teaching aids. The Company has been serving the educational market for more than 35 years. The Company's proprietary educational software is produced for use on Macintosh, Apple II, IBM and IBM compatible computers. Of Gamco's total sales for the quarter ended March 31, 1997, approximately 94% was generated by proprietary software, and the remainder was represented by nonproprietary educational software and other related products. Sales are made to private and public schools, grades 1 through 12, through a network of independent distributors throughout the United States as well as through its own catalogs. Popular Gamco software titles include Money Challenge, Discover Time, Undersea Reading for Meaning and the Touchdown Math series.
2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries.

In September 1996, Siboney Learning Group entered into a software licensing and distribution agreement with Merit Audio Visual of New York, New York. Under the license agreement, Siboney Learning Group received a license to use and market 21 software programs which teach skills for reading and writing to elementary through high school students. During the first quarter of 1997, the Company released 21 DOS versions and 12 Macintosh versions of these software programs. It is anticipated that the remaining Macintosh versions and all Windows versions of the programs will be released during 1997. Gamco has historically been strongest in areas relating to mathematics. Consequently, the acquisition of these products and their addition to the Company's product line added an important dimension to the products offered by the Company.

The Company is in the process of converting its existing 106 Apple II and DOS products to Macintosh and Windows platforms, which have become the predominant computer systems used in schools. During the first quarter of 1997, three new Macintosh products were released along with the Company's first nine Windows products. The Company expects to produce an additional 20 Macintosh titles and 15 Windows titles along with its first five hybrid Macintosh/Windows CD-ROM products during the current year.

As a result, the Company's total educational software product offerings and the breadth of its educational coverage have expanded significantly in the current school year and will continue to do so in the 1997-1998 school year. Siboney Learning Group will use Gamco's established distribution channels, as well as new distribution programs, to sell these new and improved software programs.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

              THREE MONTHS ENDED MARCH 31, 1997 vs. MARCH 31, 1996

Revenues decreased during the three month period ended March 31,1997 compared to the same period in 1996. Sales at Gamco for the three month period were lower, as was the trend in the educational software industry. Gamco is releasing more new products on current platforms (Macintosh, Windows and CD-ROM), which is expected to result in increased sales in the future.

Royalties earned by Siboney Coal Company increased slightly for the quarter. Revenues from its coal lease are dependent on third party mining operations, which are temporarily suspended from time to time.

Cost of product sales decreased during the quarter compared to the previous year's quarter as a result of the successful effort to increase the percentage of proprietary sales versus non-proprietary product sales. As a result, cost of product sales as a percentage of revenue was reduced to 18.9% compared to 24.6% in the prior year.

Selling, general and administrative expenses increased during the quarter compared to the same period in 1996 due to higher employment expenses, costs associated with outsourcing product conversion to new platforms, increased advertising costs, higher legal fees and the expense of printing the Company's Annual Report at an outside printer.

As a result of the above mentioned factors, net income decreased for the quarter ended March 31, 1997 compared to the same period in 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash decreased at March 31, 1997 compared to December 31, 1996 due to the impact of expenses exceeding income and due to higher levels of accounts receivable, prepaid expenses and inventories.

The increase in accounts receivable at the end of the first quarter of 1997 was due to larger sales volume at Gamco during March 1997 compared with December
1996, which was consistent with Gamco's experience in the previous year. In addition, Siboney Coal had a receivable for the annual minimum royalty payment, which was received after the close of the first quarter of fiscal 1997, consistent with the terms of the coal lease.

Prepaid expenses increased at March 31, 1997, primarily due to the cost of a catalog mailing during January 1997.

Accounts payable increased at March 31, 1997, primarily due to outstanding invoices for the printing of the Company's Annual Report and legal expenses.

Accrued expenses decreased at March 31, 1997, compared to December 31, 1996. At the fiscal year end, amounts had been accrued for payment to the Company's auditors and for executive compensation. These payments were made during the first quarter of 1997.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a)  Exhibits: See Exhibit Index on page 11 hereof.

     b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SIBONEY CORPORATION



Date: May 15,1997                     By: /s/ Timothy J. Tegeler
                                          ----------------------------
                                          Timothy J. Tegeler
                                          President, Chief Executive
                                          Officer and Chief Financial
                                          Officer

                                  EXHIBIT INDEX



    Exhibit Number                 Description                          Page
    --------------                 -----------                          ----

        27(a)                Financial Data Schedule                     12
                             (Filed in EDGAR version
                             only