Form 10-Q
period 1997-06-30
SIBONEY CORP
filed 1997-08-01
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997 or

( )  Transition report pursuant to Section 13 or 15(d)of the
     Securities Exchange Act of 1934

     For the transition period from ___________to___________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter per od that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Title of class of                           Number of Shares
       common stock                      outstanding as of this Report Date

  Common stock, par value                           16,543,344
  $.10 per share

                                      INDEX


PART I  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheet June 30,                   3
               1997 and December 31, 1996

          Condensed Consolidated Statement Of Operations                  5
               Three Months and Six Months Ended June 30, 1997
                  and June 30, 1996

          Condensed Consolidated Statement Of Cash Flows                  6
               Six Months Ended June 30,1997 and June 30, 1996

          Notes To Condensed Consolidated Financial                       7
               Statements

 ITEM 2. Management's Discussion and Analysis of Financial                8
           Condition and Results of Operations


PART II  OTHER INFORMATION

 ITEM 4.  Submission of Matters to a Vote of Security Holders            10

 ITEM 6.  Exhibits And Reports On Form 8-K                               10


SIGNATURES                                                               10

EXHIBIT INDEX                                                            11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS


                                                                   DECEMBER 31,
                                                 JUNE 30,           1996 (SEE
                                                  1997              NOTE BELOW)
                                             -----------------  ----------------

Current Assets
  Cash and cash equivalents                  $   495,952        $    775,830
  Accounts and notes receivable                  283,865             152,437
  Inventories (Note 3)                           170,371             174,939
  Prepaid expenses and deposits                  148,688             160,033
                                             -----------        ------------
      Total Current Assets                     1,098,876           1,263,239
Property, Plant and Equipment (Net of            152,183             172,553
Accumulated Depreciation of $482,313 at
June 30, 1997 and $451,942 at December
31, 1996)
Investments in Natural Resources                   5,101               5,101
                                             -----------        ------------
                                             $ 1,256,160        $  1,440,893
                                             ===========        ============





NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

       See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (CONTINUED)

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                    DECEMBER 31,
                                                    JUNE 30,         1996 (SEE
                                                     1997           NOTE BELOW)
                                                 -------------    --------------

Current Liabilities
  Accounts payable                               $    49,455       $    75,280
  Accrued expenses                                    70,173            91,191
                                                 ------------      -----------
      Total Current Liabilities                      119,628           166,471

Stockholders' Equity
  Common stock:
    Authorized 20,000,000 shares at $.10
       Par value; issued and outstanding
       15,766,694 shares at 12/31/96 and
       16,543,344 shares at 6/30/97                1,654,335         1,576,670
    Additional paid-in capital                            --            13,028
  Retained earnings (deficit)                       (517,803)         (315,276)
                                                 ------------      -----------
      Total Stockholders' Equity                   1,136,532         1,274,422
                                                 ------------      -----------
                                                 $ 1,256,160       $ 1,440,893
                                                 ============      ===========





NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

      See accompanying notes to condensed consolidated financial statements.


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                      SIX MONTHS ENDED                            THREE MONTHS ENDED
                                                           JUNE 30,                                     JUNE 30,
                                               -----------------------------------------  -----------------------------------------
                                                  1997                 1996                    1997                 1996
                                                  ----                 ----                    ----                 ----

Revenues                                       $1,149,222            1,181,582               618,599              635,380
Cost of Product Sales                             177,372              205,767                88,169               83,778
Selling, General and
Administrative Expenses                         1,120,881            1,028,936               528,694              508,132
                                               -----------          -----------           -----------          ----------
Income (Loss) from
Operations                                       (149,031)             (53,121)                1,736               43,470
                                               -----------          -----------           -----------          ----------
Other Income (Expense)
 Interest Income                                    8,676               11,432                 3,880                5,424
 Miscellaneous                                    (17,128)             (21,844)               (8,535)             (11,007)
                                                 ---------          -----------             ---------          -----------
Total Other Income (Expense)                       (8,452)             (10,412)               (4,655)              (5,583)
                                               -----------          -----------           -----------          -----------

Net Income (Loss)                              $ (157,483)          $  (63,533)           $   (2,919)          $__ 37,887
                                               -----------          ===========           ===========          ==========
Weighted Average Shares
Outstanding                                    15,978,108           15,566,694            15,978,108           15,566,694
                                               ===========          ===========           ===========          ==========
Income (Loss) Per Share                        $ (.010)             $ (.004)              $  .000              $  .002
                                               ===========          ===========           ===========          ==========


See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                         1997           1996
                                                      ----------     ----------
Cash Flows From Operating Activities
    Net loss from continuing operations               $(157,483)     $ (63,533)
    Adjustments to reconcile net loss
      from continuing operations to net
      cash provided by operating activities:
        Depreciation                                     30,371         64,256
        Change in assets and liabilities:
          Increase in accounts and notes               (131,428)       (89,554)
         receivable
       Decrease in inventory                              4,568         20,437
           Decrease in prepaid expenses
             and deposits                                11,345         84,402
           Increase (decrease) in accounts
             payable and accrued expenses               (46,843)        16,253
                                                      ----------     ---------
Net Cash Provided By (Used In) Operations              (289,470)        32,261
                                                      ----------     ---------

Cash Flows From Investing Activities
 Payments for equipment                                 (10,001)       (23,935)
                                                      ----------     ----------
Net Cash Used In Investing Activities                   (10,001)       (23,935)
                                                      ----------     ----------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                  19,593             --
Net Cash Provided By Financing Activities                19,593             --

Net Increase (Decrease) In Cash and Cash Equivalents   (279,878)         8,326

Cash And Cash Equivalents - Beginning Of Period         775,830        599,924
                                                      ----------     ---------

Cash And Cash Equivalents - End Of Period             $ 495,952      $ 608,250
                                                      ==========     =========





See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statement of operations for the six-month periods and the three-month periods ended June 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1997 and for all periods have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES
    Inventories consist of the following:


                                 JUNE 30, 1997        DECEMBER 31, 1996
                                 -------------        -----------------
    Raw materials                  $ 65,752               $ 135,710
    Finished goods                  104,619                  39,229
                                    -------                --------
                                  $ 170,371               $ 174,939
                                   ========                ========

3.  STOCKHOLDERS' EQUITY
   During the six months ended June 30, 1997, stockholders' equity was changed by the net loss for the period, which was partially offset by proceeds from issuance of common stock upon exercise of certain stock options.



                                         Common Stock                    Additional            Retained
                          ----------------------------------------        Paid in              Earnings
                                Shares              Amount                 Capital             (Deficit)        Totals
                           -----------------------------------------------------------------------------------------------
Balance -
January 1,1997              15,766,694          $1,576,670                $ 13,028            $(315,276)     $1,274,422
Issuance of
Common Stock                   776,650              77,665                 (13,028)             (45,044)         19,593
Net Loss                            --                  --                      --             (157,483)       (157,483)
--------------------------------------------------------------------------------------------------------------------------
Balance -                   16,543,344          $1,654,335                $     --            $(517,803)     $1,136,532
June 30, 1997
==========================================================================================================================

                      SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's continuing operations for the periods presented consist of the following two segments:

1) The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software and teaching aids. The Company has been serving the educational market for more than 35 years. The Company's proprietary educational software is produced for use on IBM, IBM compatible, Macintosh and Apple II computers. Of Gamco's total sales, approximately 96% is generated by proprietary software, and the remainder is represented by non-proprietary educational software and other related products. Sales are made to public and private schools, grades 1 through 12, through a network of independent distributors throughout the United States as well as through its own catalogs. Popular Gamco software titles include Money Challenge, Discover Time, Undersea Reading for Meaning and the Touchdown Math series.

2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries.

The Company has 127 educational software products, which it is actively involved in converting to the Macintosh and Windows platforms which have become the predominant systems used in schools. Of such products, 46 have already been converted to a Macintosh platform and the Company plans to convert an additional five products during the current year. Fifteen programs have been converted to a Windows format, with an additional 26 to be converted this year. The Company anticipates the release of its first CD-ROM products this Fall with 16 titles converted to a hybrid Macintosh/Windows format.

The Company has also licensed 12 Macintosh/Windows hybrid multimedia CD-ROM titles, which help young readers from kindergarten through third grade develop their reading and writing skills. These new titles should be available this Fall.

During the same period, the Company has also expanded its distribution network. In connection with this expansion, it recently launched a new product line called Orchard: Teacher's Choice Software through a network of exclusive dealers who will sell Siboney Learning Group software as a larger "curriculum" solution for students who are struggling to master key skills. In addition, the Company recently expanded its inside sales efforts by hiring additional sales representatives who will focus on selling proprietary software by a telemarketing effort addressed to its customer base of over 10,000 schools.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

               THREE MONTHS ENDED JUNE 30, 1997 vs. JUNE 30, 1996

Revenues decreased during the three month period ended June 30,1997 compared to the same period in 1996 due to lower royalties earned by Siboney Coal Company. Revenues from its coal lease are dependent on third party mining operations, which are temporarily suspended from time to time.

The revenues of the Siboney Learning Group division and Gamco increased slightly during the quarter compared to the same period in 1996. Siboney Learning Group and Gamco are currently in the process of converting and adding new products which are being released on current platforms (Macintosh, Windows and CD-ROM), which is resulting in increased sales.

Selling, general and administrative expenses increased during the quarter compared to the same period in 1996, primarily due to higher legal fees and the expenses associated with Company's Annual Report and Annual Meeting of Stockholders.

As a result of the above mentioned factors, net income decreased for the quarter ended June 30, 1997, compared to the same period in 1996.

                SIX MONTHS ENDED JUNE 30, 1997 vs. JUNE 30, 1996

Revenues decreased during the six month period ended June 30, 1997 compared to the same period in 1996. While revenues of the Siboney Learning Group and Gamco were slightly lower for the first six months of 1997 compared to 1996, their sales were higher during the second quarter of 1997 compared to 1996.

Cost of product sales decreased during the six month period compared to the previous year as a result of a successful effort to increase the percentage of proprietary sales versus non-proprietary product sales. As a result, Gamco's cost of product sales as a percentage of revenue was reduced to 16.3% compared to 18.5% in the prior year.

Selling, general and administrative expenses increased during the six month period ended June 30, 1997 compared to the same period in 1996 due to higher employment expenses, costs associated with outsourcing product conversion to new platforms, increased advertising costs, higher legal fees and the expense of printing the Company's Annual Report at an outside printer.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash decreased at June 30, 1997 compared to December 31, 1996 due to the impact of expenses exceeding income, an increase in the level of accounts receivable, and a reduction in accounts payable and accrued expenses.

The increase in accounts receivable at the end of the six month period of 1997 was due to larger sales volume at Gamco during June 1997 compared with December 1996, which was consistent with Gamco's experience in the previous year.

Accounts payable decreased at June 30, 1997, primarily due to nonrecurring expenses which were accrued at year end and paid in 1997.

Accrued expenses decreased at June 30, 1997, primarily due to fees accrued for accounting and compensation expenses at year end that were paid in 1997.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held May 8, 1997, stockholders voted in favor of:

Proposal 1

The election of all candidates for director, who were elected for a term of one year by the following votes:

                                  SHARES VOTED FOR          SHARES WITHHELD
                                  ----------------          ---------------

    Rebecca M. Braddock           9,779,588 shares           121,386 shares
    James P. Connaughton          9,779,288 shares           121,686 shares
    Alan G. Johnson               9,764,388 shares           136,586 shares
    Thomas G. Keeton              9,779,688 shares           121,286 shares
    Ernest R. Marx                9,762,888 shares           138,086 shares
    Timothy J. Tegeler            9,776,138 shares           124,836 shares

Proposal 2

The adoption of the Siboney Corporation 1997 Incentive Stock Option Plan, by a favorable vote of 7,592,411 votes, which was in excess of a majority of the 8,196,424 votes present at the meeting in person or by proxy and entitled to vote on this matter, with 343,463 votes against, 260,550 votes abstaining and 1,813,220 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibits: See Exhibit Index on page 11.

        b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SIBONEY CORPORATION



Date: August 1, 1997                        By: \s\ Timothy J. Tegeler
                                                ----------------------
                                                Timothy J. Tegeler
                                                President, Chief Executive
                                                Officer and Chief Financial
                                                Officer

                                  EXHIBIT INDEX



 Exhibit Number                    Description                         Page
 --------------                    -----------                         ----

     27(a)                    Financial Data Schedule                   12
                              (Filed in EDGAR version
                              only)