Form 10-Q
period 1997-09-30
SIBONEY CORP
filed 1997-11-12
CIK 90057

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997 or

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

         Title of class of                    Number of Shares
           common stock              outstanding as of this Report Date
           ------------              ----------------------------------

    Common stock, par value                      16,548,344
    $.10 per share

                                      INDEX


PART I  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheet September               3
               30, 1997 and December 31, 1996

          Condensed Consolidated Statement Of Operations               5
              Three Months and Nine Months Ended September
              30, 1997 and September 30, 1996

          Condensed Consolidated Statement Of Cash Flows               6
              Nine Months Ended September 30, 1997 and
              September 30, 1996

          Notes To Condensed Consolidated Financial                    7
             Statements

 ITEM 2.  Management's Discussion and Analysis of Financial            8
            Condition and Results of Operations


PART II OTHER INFORMATION


 ITEM 6.  Exhibits And Reports On Form 8-K                            10


SIGNATURES                                                            11

EXHIBIT INDEX                                                         12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                    SEPTEMBER 30,                  1996 (SEE
                                                                       1997                       NOTE BELOW)
                                                                  --------------------------------------------------

Current Assets
         Cash and cash equivalents                                $   449,123                   $   775,830
         Accounts and notes receivable                                217,009                       152,437
         Inventories (Note 3)                                         174,976                       174,939

         Prepaid expenses and deposits                                164,586                       160,033
                                                                  -----------                   -----------
                  Total Current Assets                              1,005,694                     1,263,239

Property, Plant and Equipment                                         139,274                       172,553
(Net of Accumulated Depreciation
of $496,195 at September 30, 1997
and $451,942 at December 31, 1996)

Investments in Natural Resources                                        5,101                         5,101
                                                                  -----------                  ------------
                                                                  $ 1,150,069                  $  1,440,893
                                                                  ===========                  ============



NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

        See accompanying notes to condensed consolidated financial statements.


                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (CONTINUED)

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                           DECEMBER 31,
                                                                    SEPTEMBER 30,           1996 (SEE
                                                                        1997                NOTE BELOW)
                                                                        ----                -----------

Current Liabilities
         Accounts payable                                           $   113,911             $    75,280
         Accrued expenses                                                91,314                  91,191
                                                                    -----------             -----------
                  Total Current Liabilities                             205,225                 166,471

Stockholders'Equity
         Common stock:
           Authorized 20,000,000 shares at $.10
       Par value; issued and outstanding
       15,766,694 shares at 12/31/96 and
       16,548,344 shares at 9/30/97                                   1,654,835               1,576,670
    Additional paid-in capital                                              300                  13,028
         Retained earnings (deficit)                                   (710,291)               (315,276)
                                                                    ------------            ------------
             Total Stockholders' Equity                                 944,844               1,274,422
                                                                    ------------            ------------
                                                                    $ 1,150,069             $ 1,440,893
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


                      SIBONEY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                      NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                -------------------------------------------------------------------------
                                                   1997                1996                1997                1996
                                                   ----                ----                ----                ----

 Revenues                                      $1,561,480           1,690,704             412,258             509,122

 Cost of Product Sales                            261,103             318,620              83,731             112,853

 Selling, General and
 Administrative Expenses                        1,639,361           1,583,195             518,480             554,259
                                                ---------         -----------         -----------          ----------

 Loss from Operations
                                                 (338,984)           (211,111)           (189,953)           (157,990)
                                                ---------           ---------         -----------         -----------
 Other Income (Expense)
  Interest Income                                  13,120              17,775               4,444               6,343
  Gain on Sale of Assets                               --             118,288                  --             118,288
  Miscellaneous                                   (24,107)            (32,052)             (6,979)            (10,208)
                                                 ---------        -----------         -----------         -----------
 Total Other Income (Expense)                     (10,987)            104,011              (2,535)            114,423
                                               -----------        -----------         -----------         -----------

 Net Loss                                      $ (349,971)         $ (107,100)         $ (192,488)         $  (43,567)
                                               ===========        ===========         ===========         ===========
 Weighted Average Shares Outstanding           16,168,756          15,566,694          16,168,756          15,566,694
                                               ===========        ===========         ===========         ===========
  Loss Per Share                                $ (.022)            $ (.007)            $ (.012)            $ (.003)
                                               ===========        ===========        =============       ============


See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                    1997                 1996
                                                                             -------------------- --------------------

 Cash Flows From Operating Activities
     Net loss from continuing operations                                         $(349,971)           $(107,100)
     Adjustments to reconcile net loss
       from continuing operations to net
       cash provided by operating activities:
       Depreciation                                                                 44,253               92,657
       Gain on sale of assets                                                           --             (118,288)
       Change in assets and liabilities:
          Increase in accounts and notes                                           (64,572)             (52,589)
          receivable
          (Increase) decrease in inventory                                             (37)              32,068
          (Increase) decrease in prepaid expenses
              and deposits                                                          (4,553)               8,810
          Increase in accounts payable
              and accrued expenses                                                  38,754              133,255
                                                                                 ----------           ---------
 Net Cash Used In Operations                                                      (336,126)             (11,187)
                                                                                 ----------           ----------
 Cash Flows From Investing Activities
  Proceeds from sale of assets                                                          --              230,000
  Payments for equipment                                                           (10,964)             (35,111)
                                                                                 ----------           ----------
 Net Cash Provided By (Used In) Investing Activities                               (10,964)             194,889
                                                                                 ----------           ---------
 Cash Flows From Financing Activities
  Proceeds from issuance of common stock                                            20,383                   --
                                                                                 ----------           ---------
 Net Cash Provided By Financing Activities                                          20,383                   --
                                                                                 ----------           ---------

 Net Increase (Decrease) In Cash and Cash Equivalents                             (326,707)             183,702

 Cash And Cash Equivalents - Beginning Of Period                                   775,830              599,924
                                                                                 ----------           ---------
 Cash And Cash Equivalents - End Of Period                                       $ 449,123            $ 783,626
                                                                                 ==========           =========

See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1996

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statement of operations for the nine-month periods and the three-month periods ended September 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1997 and for all periods have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

    Inventories consist of the following:

                               SEPTEMBER 30, 1997            DECEMBER 31, 1996
                               ------------------            -----------------

    Raw materials                  $  58,505                     $ 135,710

    Finished goods                   116,471                        39,229
                                   ---------                     ---------
                                   $ 174,976                     $ 174,939
                                   =========                     =========
3.  STOCKHOLDERS' EQUITY

   During the nine months ended September 30, 1997, stockholders' equity was changed by the net loss for the period, which was partially offset by proceeds from issuance of common stock upon exercise of certain stock options.



                                 Common Stock                  Additional Paid in           Retained               Totals
                                                                     Capital                 Earnings
                                                                                            (Deficit)
                           Shares             Amount
                          ------------------------------------------------------------------------------------------------

Balance - January        15,766,694         $1,576,670            $ 13,028                 $(315,276)           $1,274,422
1,1997

Issuance of Common          781,650             78,165             (12,728)                  (45,044)               20,393
Stock

Net Loss                         --                 --                  --                  (349,971)             (349,971)
---------------------------------------------------------------------------------------------------------------------------
Balance - September      16,548,344         $1,654,835            $    300                 $(710,291)           $  944,844
30,1997
===========================================================================================================================

                      SIBONEY CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's continuing operations for the periods presented consist of the following two segments:

1) The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software. The Company has been serving the educational market for more than 35 years. The Company's
     proprietary   educational   software  is  produced  for  use  on  IBM,  IBM
     compatible, Macintosh and Apple II computers. Of Gamco's total sales, approximately 97% is generated by proprietary software, and the remainder is represented by non-proprietary educational software and other related products. Sales are made to public and private schools, grades 1 through 12, through a network of independent distributors throughout the United States as well as through its own catalogs. Popular Gamco software titles include Money Challenge, Discover Time, Undersea Reading for Meaning and the Touchdown Math series.

2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries.

The Company has 127 educational software products, which it is actively involved in converting to the Macintosh and Windows platforms which have become the predominant systems used in schools. Of such products, 49 have already been converted to a Macintosh platform and the Company plans to convert an additional two products during the current year. Fifteen programs have been converted to a Windows format, with an additional 24 scheduled to be converted this year. The Company has released its first CD-ROM products this Fall with 10 titles converted to a hybrid Macintosh/Windows format, with an additional 24 scheduled to be converted this year.

The Company has also licensed 12 Macintosh/Windows hybrid multimedia CD-ROM titles, which help young readers from kindergarten through third grade develop their reading and writing skills. These new titles were released this Fall.

During 1997, the Company has also expanded its distribution network. In connection with this expansion, it launched a new product line called Orchard:
Teacher's Choice Software through a network of 25 exclusive dealers who will sell Siboney Learning Group software as a broader curriculum solution for students who are struggling to master key skills. In addition, the Company recently expanded its inside sales efforts by hiring additional sales representatives who will focus on selling proprietary software by a telemarketing effort addressed to its customer base of over 10,000 schools.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

          THREE MONTHS ENDED SEPTEMBER 30, 1997 vs. SEPTEMBER 30, 1996

Revenues decreased during the three month period ended September 30,1997 compared to the same period in 1996 due to the discontinued marketing of non-proprietary products and resulting lower sales of these products at Gamco. Siboney Learning Group and Gamco are currently in the process of converting and adding new products on current platforms (Macintosh, Windows and CD-ROM), which is expected to result in increased sales in the future.

Cost of product sales decreased during the quarter compared to the previous year's quarter as a result of the successful effort to increase the percentage of proprietary sales versus non-proprietary product sales. As a result, cost of product sales as a percentage of revenue was reduced to 20.4% compared to 22.2% in the prior year.

Selling, general and administrative expenses decreased during the quarter compared to the same period in 1996. While research and development costs at Gamco were 35% higher, other selling, general and administrative costs were 15% lower for the three month period.

Other income decreased during the three month period ended September 30, 1997 compared to the same period in 1996 due to the sale of Gamco's print shop equipment during the third quarter of 1996.

As a result of the lower level of sales, net loss increased for the quarter ended September 30, 1997, compared to the same period in 1996.

           NINE MONTHS ENDED SEPTEMBER 30, 1997 vs. SEPTEMBER 30. 1996

Revenues decreased during the nine month period ended September 30, 1997 compared to the same period in 1996, primarily due to lower revenues by 7% of Siboney Learning Group and Gamco.

In addition, royalties earned by Siboney Coal Company decreased 20% for the nine month period compared to the same period in 1996. Coal lease revenues are dependent on third party mining operations, which are temporarily suspended from time to time.

Cost of product sales decreased during the nine month period compared to the previous year as a result of a successful effort to increase the percentage of proprietary (currently 97%) versus non-proprietary product sales. As a result, Gamco's cost of product sales as a percentage of revenue was reduced to 17.4%, compared to 19.8% in the prior year.

Selling, general and administrative expenses increased during the nine month period ended September 30, 1997 compared to the same period in 1996, due to higher employment expenses, the expense of printing the Company's Annual Report at an outside printer and higher legal fees.

Other income decreased during the nine month period ended September 30, 1997 compared to the same period in 1996 due to the sale of Gamco's print shop equipment during the third quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                         LIQUIDITY AND CAPITAL RESOURCES

Cash decreased at September 30, 1997 compared to December 31, 1996 due to the impact of expenses exceeding income and an increase in the level of accounts receivable. The Company considers its cash position adequate to fund its anticipated operations and capital expenditures.

The increase in accounts receivable at the end of the nine month period of 1997 was due to larger sales volume at Gamco during September 1997 compared with December 1996, which was consistent with Gamco's experience in the previous year.

Accounts payable increased at September 30, 1997, primarily due to the amount which became payable for the printing of Gamco's latest catalog, which amount will be paid during the 4th quarter.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibits: See Exhibit Index on page 11.

        b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SIBONEY CORPORATION



Date: November 12, 1997        By: \s\ Timothy J. Tegeler
                                    ----------------------
                                    Timothy J. Tegeler
                                    President, Chief Executive
                                    Officer and Chief Financial
                                    Officer

                                  EXHIBIT INDEX



    Exhibit Number         Description                        Page
    --------------         -----------                        ----

           27(a)         Financial Data Schedule              12
                         (Filed in EDGAR version
                          only)