Form 10-K
period 1997-12-31
SIBONEY CORP
filed 1998-03-30
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the Transition period from ____________________ to ____________________

                          Commission File Number 1-3952

                          SIBONEY CORPORATION
        (Exact name of registrant as specified in its charter)

        Maryland                                           73-0629975
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

8135 Forsyth, Suite 206, P.O. Box 16184
St. Louis, Missouri                                        63105
Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     314-725-6141

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock held by nonaffiliates of Registrant as of February 13, 1998 was $2,642,935. This value was based on the average of the bid and asked prices on February 13, 1998.

As of February 13, 1998, the Registrant had outstanding 16,518,344 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III: the definitive proxy statement of Registrant (to be filed pursuant to Regulation 14) for Registrant's 1998 Annual Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 13.

                                      INDEX

                                                                           PAGE
PART I

   Item 1.  Business....................................................  3 - 7

   Item 2.  Properties..................................................  7 - 8

   Item 3.  Legal Proceedings...........................................      8

   Item 4.  Submission Of Matters To A Vote Of Security Holders.........      8

PART II

   Item 5.  Market For Registrant's Common Equity And Related
             Stockholder Matters.......................................       9

   Item 6.  Selected Financial Data.................................... 10 - 11

   Item 7.  Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations...................... 11 - 13

   Item 8.  Financial Statements And Supplementary Data................      13

   Item 9.  Changes In and Disagreements With Accountants
              On Accounting And Financial Disclosure...................      13

PART III

   Item 10. Directors And Executive Officers Of The Registrant.........      14

   Item 11. Executive Compensation.....................................      14

   Item 12. Security Ownership Of Certain Beneficial Owners
              And Management...........................................      14

   Item 13. Certain Relationships And Related Transactions.............      14


PART IV

   Item 14. Exhibits, Financial Statements, Financial Statement
              Schedule And Reports On Form 8-K......................... 15 - 33


   Signatures..........................................................      34

   Exhibit Index.......................................................      35

                                     PART I

Item 1 - Business

General

The principal businesses in which the Company engages, directly and through its subsidiaries, are the publishing and distribution of educational software products and the holding of certain natural resource interests.

Industry Segments And Subsidiaries

At December 31, 1997, the Company conducted its business directly and through several wholly-owned subsidiaries, as follows:

    Industry                   Division Or                                              Year Of
    Segment                    Subsidiary                     Incorporation          Organization
    --------                   -----------                    -------------          ------------
Continuing Operations:
    Educational Products      Siboney Learning Group Division       --                      --
                              Gamco Industries, Inc.               Texas                   1968
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

Discontinued Operations:
    Audiovisual Equipment     Siboney Communications, Inc.         Texas                   1950


A summary of the results of each of the Company's two industry segments, educational products and natural resources, for the years ended December 31, 1997, 1996 and 1995, which appears in Note 13 to the Consolidated Financial Statements on Page 28, is incorporated herein by reference.

Description Of Business And Properties By Industry Segment


Educational Products:

     Siboney Learning Group Division/Gamco Industries, Inc.

     Business - General Description And Current Developments -- The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software.

     The Company has served the educational market for more than 35 years. The Company's main business is publishing proprietary educational software in math, reading and language arts for students and teachers in grades kindergarten through grade 12. This software motivates students to master key skills which are stressed on standardized tests and in textbooks. Gamco sells through a network of independent distributors throughout the United States as well as through its own catalogs and sales force. Popular Gamco titles include Money Challenge, Discover Time, the Touchdown Math series and Undersea Reading for Meaning. Gamco publishes over 100 titles for Macintosh, Windows, DOS and Apple II operating systems.

     In 1997, Siboney Learning Group expanded its distribution and product offering by launching Orchard: Teacher's Choice Software through a network of 25 dealers to complement its traditional distribution strategy of single title sales through dealer catalogs and its own catalogs. Orchard is a comprehensive instructional software solution for students who are struggling to master key skills. It provides schools with a universal management system that tracks student progress across all titles and a variety of instructional approaches that motivate students to learn. Orchard allows the Company to compete in the market for Integrated Learnings Systems which offer larger and more expensive curriculum-based software packages to schools needing to remediate their students.

     In late 1997, the Company relocated most of its five person inside sales force to St. Louis and hired a new manager. The inside sales group focuses on selling the Company's proprietary software to more than 10,000 school customers and 30,000 additional school prospects.

     During 1997, Siboney Learning Group accelerated its conversion of titles to the Windows, Macintosh and CD-ROM platforms, which are now the predominant systems used in schools. The Company released its first titles for Windows in June 1997 and launched its first CD-ROM titles in September. During the year, the Company converted 15 products for Windows, 25 titles for Macintosh, and produced 27 new CD-ROM titles.

     Also in 1997, the Company entered into a licensing agreement with Intentional Educations to publish 12 early reading educational software titles in a hybrid multimedia CD-ROM format and commenced the sale of such products. The Company plans to continue its efforts to obtain additional licensing agreements in 1998.

     Sources And Availability Of Raw Materials -- Raw materials are generally available and are purchased from a wide range of suppliers. Shortages are not anticipated.

     Patents, Trademarks And Licenses --Siboney Learning Group/Gamco holds various patents, copyrights and license rights which are considered to be material to its business.

     Seasonality -- The Company typically experiences its highest levels of sales and accounts receivable in the educational products business at the end of the school year (April, May, June & July). However, seasonality is not deemed to have an overall material effect on the Company's operations.

     Working Capital Items -- The Company does not engage in unusual practices relating to working capital items. Siboney Learning Group/Gamco does not purchase or maintain an unusually high amount of inventory in advance, although certain materials are purchased in larger quantities in order to obtain volume discounts. Siboney Learning Group/Gamco does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group/Gamco maintains an "on approval" policy under which goods shipped subject to customer approval are not billed for and can be returned within 45 days.
     Invoices are sent after 45 days if the goods are not returned. Prior to 1998, a 30 day preview policy was followed by Siboney Learning Group/Gamco, under which goods made available on preview were invoiced when shipped and the invoice cancelled if the goods were returned. Sales of Orchard products are returnable within 90 days if the customer is dissatisfied. For the year 1997, approximately 8% of sales were returned, of which the majority represented previewed sales returned within thirty days. Siboney Learning Group/Gamco also maintains a general return policy under which products may be returned within 12 months from the date of purchase if they do not meet a customer's satisfaction.

     Dependence On Limited Number Of Customers -- In 1997 approximately 10% of Siboney Learning Group/Gamco's revenues were generated from catalog sales through one dealer, Educational Resources, Inc.

     Backlog -- The Company traditionally does not have a material backlog of orders for its educational products.

     Government Business -- Although a substantial portion of Siboney Learning Group/Gamco's business is done with governmental subdivisions, such business is not subject to price renegotiation or termination for convenience of the buyer.

     Environmental Impact -- Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to protection of the environment are not expected to materially affect the Company.

     Research And Development --Siboney Learning Group/Gamco's expenditures for research and development of new computer software products and upgrading and adapting existing software products were approximately $440,000, $412,000 and $391,000 in 1997, 1996 and 1995, respectively.

     The development of Siboney Learning Group/Gamco products resulted in the release of five new and improved titles in 1995, seven in 1996, and eighty-eight in 1997. As a result of continuing internal product development and the development of newly licensed software, the Company is expected to release approximately eighty new and improved titles in 1998.

     Competition -- Siboney Learning Group/Gamco operates in highly competitive markets which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. Sales of Siboney Learning Group/Gamco's computer software products are substantially dependent upon expenditures of school districts and individual schools.

Natural Resources:

     Siboney Coal Company, Inc.

     Siboney Coal Company, Inc. ("Siboney Coal"), a subsidiary of the Company, owns the fee and mineral interests in certain coal properties in Johnson and Martin Counties, Kentucky. The properties consist of approximately 325 surface or fee acres which include mineral rights and approximately 1,120 acres of mineral rights alone.

     Siboney Coal leases the coal properties to Mountaineer Land Company ("Mountaineer"), a subsidiary of Arch Coal Company (formerly Ashland Coal Company), under a twenty-five year lease entered into in 1987, under which mining operations have been conducted on and off since March 1990. Under the terms of the lease, Mountaineer has the right to mine the coal and pay a royalty to Siboney Coal. An advance royalty and certain royalties previously paid by Mountaineer are recoupable against future production royalties payable on coal mined and sold from the properties. The lease calls for annual payments of $30,000 plus royalties per ton of coal mined. The lease is cancellable on thirty days' prior written notice by the lessee. Siboney Coal earned $61,414 in 1997, $78,033 in 1996 and $70,596 in 1995 under the lease. Future revenues in excess of minimum royalties from the coal lease are dependent on mining operations of the lessee and at certain times have been, and in the future, may be discontinued.

     For further discussion of the "Natural Resources Segment" see Note 7 to the Consolidated Financial Statements on Page 25.

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

     In 1996, a new federal law, popularly known as the "Helms-Burton Act", was passed, which grants U.S. companies whose properties were confiscated by the Cuban government the right to bring action in U.S. federal district courts against foreign nationals that "traffic" in, or make use of, confiscated properties and provides that those companies are liable for money damages to the U.S. company which owns the claim to the confiscated property.

     However, under the law, the President of the United States has the authority every six months to suspend the right of potential plaintiffs to file lawsuits, which he has done on several occasions, most recently in February 1998. The Company cannot predict whether the President will continue to postpone the effectiveness of this legislation.

Personnel:

     As of February 13, 1998 the Company had 25 employees, 2 of which were employed by the parent corporation, and 23 by Siboney Learning Group/Gamco. The Company's employees are not represented by any union.

Item 2. Properties

     The Company leased 817 square feet of office space under a lease which expired December 31, 1997 and an additional 850 square feet of office space which is used by Siboney Learning Group Division under a lease which expires May 30, 1998. Effective February 1, 1998, the Company entered into a new lease for 2,148 square feet and extended the lease term to May 30, 1999.

     Gamco owns a 23,000 square foot building in Big Spring, Texas on 12 acres. Gamco utilizes 100% of the space available in the building.

     The Company considers these facilities adequate to meet its needs for the foreseeable future.

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

     (b) Stock Price And Dividend Information

     The following table sets forth the high and low bid prices per share of common stock as reported by market makers polled by the Company:


                    1997 Bid                               1996 Bid
       --------------------------------        ---------------------------------
       Quarter            High      Low        Quarter           High        Low
       -------            ----      ---        -------           ----        ---
       First              .14       .14        First             .14         .14

       Second             .15       .14        Second            .26         .14

       Third              .12       .12        Third             .24         .19

       Fourth             .13       .11        Fourth            .19         .16

     The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     (c) Approximate Number Of Holders Of Common Stock

     The number of holders of record of the Company's common stock as of February 13, 1998 was 17,017.

Item 6. Selected Financial
                                                            Years Ended December 31,
                                      ----------------------------------------------------------------
                                     1997            1996           1995            1994           1993
                                     ----            ----           ----            ----           ----
Total assets of continuing
  operations                   $   938,994     $ 1,440,893     $ 1,696,432     $ 1,875,057    $ 1,764,684
                               ===========     ===========     ===========     ===========    ===========
Revenues from continuing
  operations                   $ 1,957,088     $ 2,014,268     $ 2,359,492     $ 2,306,827    $ 2,060,465
                               ===========     ===========     ===========     ===========    ===========
Income (loss) from continuing
   operations                  $  (571,688)    $  (315,276)    $   (98,405)    $    89,272    $    74,128
                               ===========     ===========     ===========     ===========    ===========
Income from discontinued
   operations [Note (a)]       $       --      $        --     $        --     $    60,691    $   603,202
                               ===========     ===========     ===========     ===========    ===========
Cumulative effect on prior
   years of change in
   Accounting principle        $       --      $        --     $   (66,368)    $        --    $        --
                               ===========     ===========     ===========     ===========    ===========
Net income (loss)              $  (571,688)    $  (315,276)    $  (164,773)    $   149,963    $   677,330
                               ===========     ===========     ===========     ===========    ===========
Earnings (loss) per common
   share [Note (b)]:

    Continuing operations      $   (0.0351)    $   (0.0201)    $   (0.0063)    $    0.0057    $    0.0047

    Discontinued operations             --              --              --          0.0038         0.0388

    Cumulative effect on prior
      years of change in
      accounting principle              --              --         (0.0040)             --             --
                               -----------     ------------    -----------      ----------     ----------
                                 $ (0.0351)    $   (0.0201)        (0.0103)    $    0.0095     $   0.0435
                               ===========     ===========     ===========     ===========     ==========
Weighted average number of
  common shares outstanding     16,249,565      15,613,269      15,566,694      15,566,694     15,566,694
                               ===========     ===========     ===========     ===========     ==========
Earnings (loss) per common
   share - assuming dilution
    [Notes (b) and (c)]
    Continuing operation         $ (0.0351)      $ (0.0201)     $  (0.0063)    $    0.0054     $   0.0045

    Discontinued operations             --              --              --          0.0036         0.0367

    Cumulative effect on prior
       years of change in
       accounting principle             --              --         (0.0040)             --             --
                                  --------       ---------       ---------     -----------      ---------
                                 $ (0.0351)      $ (0.0201)     $  (0.0103)    $    0.0090     $   0.0412
                                 =========       =========      ==========     ===========     ==========

Weighted average number of common
   and common equivalent shares
   outstanding                  16,249,565      15,613,269      15,566,694      16,422,782     16,204,465
                                ==========     ===========     ===========      ==========     ==========


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

     (b) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 15 to the consolidated financial statements beginning on page 31.

     (c) For 1995, 1996 and 1997, options on shares of common stock were not included in computing diluted EPS because their effect was antidilutive.

     (d) The Company has paid no cash dividends during the five years ended December 31, 1997.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the three years ended December 31, 1997, and comments on the Company's financial position as of December 31, 1997.

     Results Of Operations:

     1997 in Comparison with 1996:

     During 1997, the Company's consolidated revenues decreased 2.8% or $57,180 to $1,957,088. Revenues from the educational products segment decreased 2.1% or $40,907 to $1,892,551 and revenues from the natural resource segment decreased 20.1% or $16,273 to $64,537. A substantial drop in sales of old products, including Apple II software (which declined from approximately $281,000 in 1996 to approximately $134,000 in 1997) and non-proprietary products (which declined from approximately $279,000 in 1996 to approximately $40,000 in 1997), was partially offset by sales of new and newly converted titles. The Company introduced its first Windows and CD-ROM titles during the second half of 1997. The Company also improved its new Orchard: Teacher's Choice Software by developing a universal management program that tracks student progress across all titles. Of $1,892,551 of educational products revenues in 1997, approximately $615,000 occurred as a result of sales of new products and product distribution strategies. This compared to new product sales of approximately $65,000 in 1996. The Company also continues to expand through licensing agreements. Natural resource revenue decreased due to less mining activity, from which Siboney Coal receives royalty payments. Future royalty payments are dependent on the level of mining operations by the Company's lessee and are outside the control of the Company.

     Cost of product sales from the educational products segment decreased $136,054 to $319,841. Even though sales and cost of sales were down, gross profit percentage increased from 76.4% to 83.1%. The reasons for the increase in gross profit percentage were the implementation of management's plan to eliminate low margin non-proprietary products and the sale of higher priced product licenses.

     Selling, general and administrative expenses remained relatively constant as compared to 1996.

     The Company's loss from operations for 1997, primarily for the reasons above, was $590,816. In 1996, the Company reported a loss from operations of $640,046, which was offset in part by a gain from the sale of assets and other income in connection with the sale of discontinued print shop operations, resulting in a net loss for the year of $315,276.

     1996 in Comparison with 1995:

     During 1996, the Company's consolidated revenues decreased $345,224 to $2,014,268. Revenues from the educational products segment decreased $351,071 to $1,933,458 while revenues from the natural resources segment increased $5,847 to $80,810. Educational product revenues decreased due to an overall industry decline in the school software business and a planned phase out of Gamco's sales of non-proprietary products. The most important factors behind the industry decline in school software sales were increased interest in and expenditures for equipment and access to the Internet, general confusion regarding the future of Apple's Macintosh computers, and delayed funding due to the spring federal budget impasse. Gamco was also negatively affected by increased interest in newer CD-ROM and Windows products in 1996, two areas where Gamco had no product offerings, but which the Company will introduce in 1997. Natural resource revenues increased slightly due to more mining activity, which increased royalty payments earned by Siboney Coal. Future royalty payments are dependent on the level of mining operations by the Company's lessee and are outside the control of the Company.

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

     Liquidity And Capital Resources

     The Company considers its cash position and line of credit availability adequate to fund its anticipated operations and capital expenditures based on anticipated continued improvements in the level and nature of educational products revenues and continued control of expenses. If such increased revenues and reduced losses or profitable operations do not occur, the Company's available line of credit could become subject to restriction, including the effect of the covenant therein to maintain the Company's net worth at not less than $750,000. Under such circumstances, the Company could be forced to reduce its operations.

     Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. As a result, when moving from the year 1999 to 2000, without adjustment, such programs will assume the year 1900 rather than 2000, with various potential adverse effects. Consequently, most computer programs must be adjusted to assure that they will go forward and not backward.

     Since 1996, the Company has been in the process of converting its educational products from old software programs to new programs or designing and introducing new programs. In doing so, it has taken the Year 2000 Issue into consideration. Therefore, the Company does not believe that the Year 2000 Issue will pose significant problems for the Company's products.

     With respect to the Company's operating and accounting computer systems, the Company is presently converting its systems to new software systems. As a result, the Company also does not believe that the Year 2000 Issue will pose significant operating or accounting problems for the Company.

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

                                    PART III

Item 10.  Directors And Executive Officers Of The Registrant

     The information contained under the caption "Information Concerning Nominees" and "Information Concerning Executive Officers" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1998 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 11.  Executive Compensation

     The information contained under the captions "Executive Compensation" and "Information As To Stock Options" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1998 annual meeting of stockholders, which involves the election of directors is incorporated herein by this reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

     The information regarding security ownership contained under the caption "Information Concerning Nominees" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1998 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 13.  Certain Relationships And Related Transactions

     The information contained under the caption "Transactions With Issuer And Others" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1998 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

                                     PART IV

     Item 14. Exhibits, Financial Statements, Financial Statement Schedule And Reports On Form 8-K PAGE

     (a) (1)  Financial  Statements:

        Report Of Independent Certified Public Accountants................   16

        Consolidated Balance Sheet At December 31, 1997 And 1996..........   17

        Consolidated Statement Of Stockholders' Equity For The Years
        Ended December 31, 1997, 1996 And 1995............................   18

        Consolidated Statement Of Operations For The Years Ended
        December 31, 1997, 1996 And 1995..................................   19

        Consolidated Statement Of Cash Flows For The Years Ended
        December 31, 1997, 1996 And 1995..................................   20

        Notes To Consolidated Financial Statements........................ 21-32

     (a) (2)  Financial Statement Schedule:

       V  Valuation And Qualifying Accounts -- 1997, 1996 And 1995........   33

     All other schedules and financial statements of the Registrant only are omitted because they are not required or the information is included in the financial statements or notes thereto.

     (a) (3)  Exhibit Index...............................................   35

     Management Contracts and Compensatory Plans or arrangements required to be filed as Exhibits: None

     (b) Reports on Form 8-K No Reports on Form 8-K were filed during the fourth quarter of 1997.

               Report Of Independent Certified Public Accountants



Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and the information as of December 31, 1997, 1996 and 1995 and for the years then ended included in the supporting schedule which is listed in the Index to Consolidated Financial Statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                          /s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri                       RUBIN, BROWN, GORNSTEIN & CO. LLP
February 13, 1998

                      SIBONEY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     Assets
                                                          December 31,
                                                 -------------------------------
                                                      1997               1996
                                                      ----               ----
Current Assets

   Cash and cash equivalents                     $   289,752        $   775,830

   Investment (Note 3)                                27,500                 --

   Accounts receivable (Notes 4 and 8)               206,682            152,437

   Inventories (Notes 5 and 8)                       169,274            174,939

   Prepaid expenses and deposits                     106,646            160,033
                                                  ----------        ------------
         Total Current Assets                        799,854          1,263,239

Property, Plant And Equipment
     (Notes 6 And 8)                                 133,989            172,553

Investments In Natural Resources (Note 7)              5,101              5,101
                                                  ----------        ------------
                                                 $   938,944        $ 1,440,893
                                                 ===========        ===========


                      Liabilities And Stockholders' Equity

Current Liabilities

   Accounts payable                             $     76,634             75,280

   Accrued expenses                                  111,683             91,191
                                                 -----------         -----------
         Total Current Liabilities                   188,317            166,471
                                                 -----------         -----------

Stockholders' Equity

   Common stock:
      Authorized 20,000,000 shares at $0.10
         par value; issued and outstanding
         16,518,344 in 1997, and 15,766,694
         in 1996                                   1,651,835          1,576,670

   Unrealized holding gain on investment              27,500                 --

   Additional paid-in capital (Note 9)                   300             13,028

   Retained earnings (deficit) (Note 9)             (929,008)          (315,276)
                                                   ---------          ---------
         Total Stockholders' Equity                  750,627          1,274,422
                                                   ---------          ---------
                                                 $   938,944        $ 1,440,893
                                                 ===========        ===========

        See the accompanying notes to consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For The Years Ended December 31, 1997, 1996 And 1995

                                    Common Stock               Additional     Unrealized     Retained          Total
                                 ------------------------       Paid-In         Holding      Earnings      Stockholders'
                                    Shares        Amount         Capital          Gain      (Deficit)         Equity
                                    ------        ------         -------          ----        -------          ------

Balance - January 1, 1995        15,566,694   $ 1,556,670    $  6,152,403     $      --   $ (5,960,102)    $ 1,748,971

Net Loss                                 --            --              --            --       (164,773)       (164,773)

Equity Transfer (Note 9)                 --            --      (6,124,875)           --      6,124,875              --
                                 ----------     ---------     -----------     ----------   -----------     -----------
Balance - December 31, 1995      15,566,694     1,556,670          27,528            --            --        1,584,198

Issuance Of Common Stock            200,000        20,000         (14,500)           --            --            5,500

Net Loss                                 --            --              --            --       (315,276)       (315,276)
                                 ----------     ---------      ----------     ----------    ----------      ----------
Balance - December 31, 1996      15,766,694     1,576,670          13,028            --       (315,276)      1,274,422

Issuance of Common Stock            765,000        76,500         (12,728)           --        (41,510)         22,262

Retirement Of Common
   Stock                            (13,350)       (1,335)             --            --           (534)         (1,869)

Net Loss                                 --            --              --            --       (571,688)       (571,688)

Net Appreciation On
   Investment                           --            --               --        27,500            --           27,500
                                 ----------   -----------    ------------      --------   -------------      ---------

Balance - December 31, 1997      16,518,344   $ 1,651,835    $        300      $ 27,500   $   (929,008)      $ 750,627
                                 ==========   ===========    ============      =========  =============       ========




        See the accompanying notes to consolidated financial statements

                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           For The Years Ended December 31,
                                              --------------------------------------------------
                                                   1997                1996               1995
                                                   ----                ----               ----
Revenues                                      $ 1,957,088         $ 2,014,268        $ 2,359,492

Cost Of Product Sales                             319,841             455,895            523,055

Selling, General And
  Administrative Expenses                       2,228,063           2,198,419          1,974,356
                                               ----------          ----------         ----------
Loss From Operations                             (590,816)           (640,046)          (137,919)
                                               ----------          ----------         ----------
Other Income

   Interest income                                 17,964              25,042             26,005

   Gain on sale and disposition
     of assets                                        --              294,542              8,119

   Miscellaneous                                    1,164               5,186              5,390
                                                ---------            --------           --------
         Total Other Income                        19,128             324,770             39,514
                                                ---------            --------           --------
Loss Before Provision For Income Taxes

   And Cumulative Effect Of Change
   In Accounting Principle                       (571,688)           (315,276)           (98,405)

Provision For Income Tax (Note 11)                     --                  --                 --
                                                 --------             -------            -------
Loss Before Cumulative Effect
   Of Change In Accounting Principle             (571,688)           (315,276)           (98,405)

Cumulative Effect On Prior Years Of
   Change In Accounting Principle
   (Note 16)                                           --                  --            (66,368)
                                               ----------          ----------         ----------
Net Loss                                       $ (571,688)         $ (315,276)        $ (164,773)
                                               ===========         ===========        ===========

Basic And Diluted Loss Per Common Share

   Continuing operations                        $ (0.0351)         $  (0.0201)        $  (0.0063)

   Cumulative effect on prior years of
      change in accounting principle                   --                  --            (0.0040)
                                               ----------          ----------         ----------
                                               $  (0.0351)         $  (0.0201)        $  (0.0103)
                                               ============        ===========        ===========



        See the accompanying notes to consolidated financial statements

                      SIBONEY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                For The Years Ended December 31,
                                                      --------------------------------------------

                                                              1997           1996            1995

Cash Flows From Operations

   Net loss from continuing operations                   $ (571,688)    $ (315,276)     $ (164,773)

   Adjustments to reconcile net loss
      from continuing operations to net cash
      provided by continuing operations:

         Depreciation                                        58,244        117,651         130,202

         Gain on sales and disposition of assets                --        (294,542)         (8,119)

         Change in assets and liabilities:

            (Increase) decrease in accounts

               receivable                                   (54,245)        25,712          32,983

            Decrease in inventories                           5,665         55,297          32,593

            Decrease in prepaid expenses and

               deposits                                      53,387        146,390          85,471

            Increase (decrease) in accounts payable
               and accrued expenses                          21,846         55,237         (13,852)
                                                          ---------       --------        --------
Net Cash Provided By (Used In) Operations                  (486,791)      (209,531)         94,505
                                                          ---------       --------        --------

Cash Flows From Investing Activities

   Payments for equipment                                   (19,680)       (38,560)        (73,322)

   Proceeds from sale of assets, net of
     related selling expenses                                   --         419,497           8,550
                                                           --------       --------         -------
Net Cash Provided By (Used In)
     Investing Activities                                   (19,680)       380,937         (64,772)
                                                           --------       --------         -------

Cash Flows From Financing Activities

   Proceeds from issuance of common stock                    20,393          5,500              --

   Net repayments under line-of-credit agreement                --          (1,000)             --
                                                            -------        -------          ------
Net Cash Provided By Financing Activities                    20,393          4,500              --
                                                            -------        -------          ------
Net Increase (Decrease) In Cash And Cash
     Equivalents                                           (486,078)       175,906          29,733

Cash And Cash Equivalents - Beginning Of Year               775,830        599,924         570,191
                                                           --------       --------        --------
Cash And Cash Equivalents - End Of Year                  $  289,752     $  775,830      $  599,924
                                                         ==========     ==========      ==========
Supplemental Disclosure Of Cash
   Flow Information (Note 12):

   Interest paid                                         $      327     $       94      $      367
                                                         ----------     ----------      ----------



        See the accompanying notes to consolidated financial statements

                      SIBONEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 And 1995

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

                      SIBONEY CORPORATION AND SUBSIDIARIES

     Revenue Recognition

     Revenue from sales of educational software products is generally recognized upon product shipment provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

     Right Of Return

     The Company maintained a 30 day preview return policy, under which goods made available on preview are invoiced when shipped and cancelled if goods are returned. The Company also maintains a general return policy under which most products may be returned within 12 months from the date of sale if the customer is dissatisfied. All conditions for revenue recognition are met at the time of sale as defined in Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists." The Company does not experience many non-preview product returns, and therefore, Company management is of the opinion that no allowance for sales returns is necessary.

     Natural Resources

     The investments in coal, oil and gas leases are carried at cost, less accumulated depreciation and depletion. Depreciation was provided using the straight-line method over three years, while cost depletion was provided primarily on the units-of-production method for producing properties.

     Research And Development

     Research and development costs are expensed in the year incurred and totalled approximately $440,000, $412,000, and $391,000 in 1997, 1996 and
     1995, respectively.

     Warranty Costs

     The Company provides warranties on sales of educational products and all significant warranty costs are charged to operations when the costs are probable and estimatable. No allowance is deemed necessary.

     Earnings (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

     Stock Based Compensation

     The Company adopted Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock Based Compensation" in 1997. As permitted by FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and has provided in Note 14 pro forma disclosures of the effect on net income (loss) and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

     Revenues From Major Products And Major Customer

     Revenue from proprietary educational software and other related products accounted for 95%, 83% and 79% of Siboney Learning Group/Gamco's revenue in 1997, 1996 and 1995, respectively. In addition, 10%, 12% and 13% of Siboney Learning Group/Gamco's revenues were generated from catalog sales through one dealer in 1997, 1996 and 1995, respectively.

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

2.  Operations

     The Company's continuing operations consist of the following two segments:

     1) The publishing and distribution of educational software products through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly owned subsidiary. Sales are made through a network of independent distributors throughout the country as well as through its own catalogs and sales force.

     2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries. (See Note 7.)

     Segment information which highlights the relative importance of each line of business is presented in Note 13 to the consolidated financial statements.

3.  Investment

     In accordance with Statement of Financial Standards No 115, investment is classified as available for sale and is carried at fair value with the net unrealized gain reflected as a component of stockholders' equity until realized. The investment listed was the result of a settlement in a bankruptcy, where the Company had previously expensed the amounts as a bad debt; therefore the investment is carried at no cost. The stock received in the settlement had a fair market value at December 31, 1997 of $27,500.

4.   Accounts Receivable

     Accounts receivable consist of:

                                                       1997                1996
                                                       ----                ----
     Accounts receivable                           $ 256,513           $ 202,140

     Less:  Allowance for doubtful accounts           49,831              49,703
                                                   ---------           ---------
                                                   $ 206,682           $ 152,437
                                                   =========           =========

     Accounts  receivable  are pledged as collateral for notes payable (see Note
     8).

5.   Inventories

     Inventories are summarized as follows:

                                                      1997                1996
                                                      ----                ----
     Raw materials                                 $ 104,562           $ 135,710

     Finished goods                                   64,713              39,229
                                                   ---------           ---------
                                                   $ 169,275           $ 174,939
                                                   =========           =========

     Inventories are pledged as collateral for notes payable (see Note 8).

     Inventories are net of reserve for obsolescence of $22,441 and $66,619 in 1997 and 1996, respectively.

6.   Property, Plant And Equipment

     Property, plant and equipment consist of:
                                                       1997                1996
                                                       ----                ----
       Land and improvements                      $   23,997          $   23,997

       Buildings and improvements                    163,397             157,417

       Machinery and equipment                       172,877             172,877

       Office equipment, furniture
         and fixtures                                283,904             270,204
                                                  ----------           ---------
                                                     644,175             624,495

        Less:  Accumulated depreciation              510,186             451,942
                                                  ----------           ---------
                                                   $ 133,989           $ 172,553
                                                   =========           =========

     Depreciation charged against income amounted to $58,244 in 1997, $117,651 in 1996 and $130,202 in 1995.

     The buildings and certain equipment are pledged as collateral for notes payable (see Note 8).

     The building and equipment used by Gamco's print shop were sold in 1996.


7.  Investments In Natural Resources

         Investments in natural resources consist of:
                                                      1997                1996
                                                      ----                ----
Canadian exploratory permits                      $    5,101          $    5,101

Oil and Gas leases - Texas                           145,821             145,821
                                                  ----------          ----------
                                                     150,922             150,922
Less:  Accumulated depreciation and
   cost depletion                                    145,821             145,821
                                                  ----------          ----------
                                                  $    5,101          $    5,101
                                                  ==========          ==========

     Coal Properties - Kentucky

     Siboney Coal Company, Inc., a wholly-owned subsidiary, collects royalties under a twenty-five year lease with Mountaineer Land Company entered into in May 1987, under which Siboney Coal Company, the lessor, receives minimum annual payments of $30,000 plus royalties per ton of coal mined. The lessee can cancel the lease upon thirty days' prior written notification. The Company earned $60,415 under the lease in 1997, $78,033 in 1996 and $70,596 in 1995. Future royalty revenues from the coal lease are dependent on third party mining operations and at certain times have been, and may in the future be, discontinued.

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

8.   Notes Payable

     The Company has a revolving line of credit agreement with a bank which provides funds based on 75% of eligible receivables, as defined by the agreement, with a maximum of $500,000. The outstanding debt is due on demand, and if no demand is made, then due on June 1, 1998. The agreement, secured by accounts receivable, equipment and inventory, requires monthly interest payments on the outstanding balance at 0.75% above the lender's prime rate. As of December 31, 1997 and 1996, no loans were outstanding under the line of credit agreement.

     The revolving credit agreement with the bank requires the Company to maintain a minimum net worth of $750,000.

     The weighted average interest rate was 9.25%, 8.90% and 10.33% for the years ended December 31, 1997, 1996 and 1995, respectively.

9.   Equity Transfer

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

10.  Deferred Compensation Plan

     On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan provides for matching contributions on a graduated scale, up to 3-1/2% of the employee's annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company's contribution to the 401(k) plan was $24,600 in 1997, $26,246 in 1996 and $35,029 in 1995.

11.  Income Taxes

     There is no provision for federal income taxes reflected in the financial statements due to the availability of net operating loss carryovers.

     The net deferred tax asset includes the following components:

                                         1997             1996            1995
                                         ----             ----            ----
     Deferred tax asset            $  1,765,000     $  1,555,000   $  1,603,000

     Deferred tax asset valuation
       allowance                     (1,765,000)      (1,555,000)    (1,603,000)
                                   ------------     ------------    -----------
                                   $        --      $        --    $        --
                                   ============     ============   ============

     State income taxes are shown as part of selling, general and administrative expenses.

     The Company has net operating loss carryovers for federal income tax purposes of approximately $5,880,000 at December 31, 1997 available to reduce future taxable income, if any. The majority of the carryover expires at December 31, 2001 through December 31, 2010. Under the Tax Reform Act of 1986, the amount available for carryover could be reduced upon a substantial change in ownership.

     In addition, the Company has investment tax credit carryovers of approximately $53,000 available to reduce future income taxes, if any, through December 31, 2000. This amount also creates a deferred tax asset of a like amount, which is offset completely by a valuation allowance.

12.  Supplemental Cash Flow Information

     The Company had no significant noncash investing or financing activities for the years ended December 31, 1997, 1996 and 1995.

13.  Segment Information

     The Company's business is primarily comprised of two industry segments: educational products and natural resources. The educational products segment principally publishes and distributes educational software to schools and school districts. The natural resources segment principally receives royalties from its properties.

     The Company's consolidated results of operations by business segment are as follows:
                                                    (In Thousands)
                                    -------------------------------------------
                                        1997              1996             1995
                                        ----              ----             ----
      Net Sales

        Educational products          $ 1,893           $ 1,933         $ 2,284

        Natural resources                  64                81              75
                                      -------           -------         -------
        Continuing operations         $ 1,957           $ 2,014         $ 2,359
                                      =======           =======         =======

      Operating Income (Loss)

        Educational products          $  (391)          $  (491)        $    52

        Natural resources                  54                69              69

        General corporate                (254)             (218)           (259)
                                      -------            ------         -------
        Continuing operations         $  (591)          $  (640)        $  (138)
                                      =======           =======         =======
      Identifiable Assets

        Educational products          $   790           $ 1,309         $ 1,584

        Natural resources                 109               116              81

        General corporate                  40                16              31
                                      -------           -------         -------
        Continuing operations         $   939           $ 1,441         $ 1,696
                                      =======           =======         =======
      Capital Expenditures

        Educational products          $    20           $    34         $    71

        Natural resources                  --                --              --

        General corporate                  --                 6               2
                                      -------           -------         -------
        Continuing operations         $    20           $    40         $    73
                                      =======           =======         =======
     Depreciation, Depletion And
       Amortization

        Educational products          $    56           $   116         $   129

        Natural resources                  --                --              --

        General corporate                   2                 2               1
                                      -------           -------          -------
        Continuing operations         $    58           $   118         $   130
                                      =======           =======         ========

14.  Stock Option Plans

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

     In 1997 the Company approved an incentive stock option plan for employees. Under the plan, the board, at its discretion, may authorize up to 800,000 shares. During 1997 the Company authorized 310,000 incentive stock options to employees. These options expire in 2002 or upon cessation of employment, which ever occurs earliest.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method set forth under SFAS 123, the Company's net loss and net loss per common and equivalent share would have been increased. The pro forma amounts are indicated below:

                                         1997            1996             1995
                                         ----            ----             ----
     Net Loss

        As reported                 $ (571,688)     $ (315,276)      $ (164,773)

        Pro forma                     (597,240)       (342,522)        (189,139)

     Net Loss Per Common Share

        As reported                  $ (0.0351)      $ (0.0201)       $ (0.0103)

        Pro forma                    $ (0.0368)      $ (0.0219)       $ (0.0122)


     The weighted-average fair value of options at date of grant for options granted during 1997, 1996 and 1995 was $0.062, $0.027 and $0.022 per option, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.


                                         1997            1996             1995
                                         ----            ----             ----
      Expected life                       3.0             1.7              2.0

      Interest rate                       8.5%            8.5%             8.5%

      Volatility                        43.22%          83.03%           71.56%

      Dividend Yield                       --              --               --

     A summary of stock option activity for 1997, 1996 and 1995 is as follows:

                                                                       Weighted
                                                                        Average
                                      Number         Price Per         Exercise
                                     Of Shares         Share             Price
                                     ---------     ---------------      --------
    Balance - December 31, 1994      1,000,000     $0.0275 - $0.05       $0.0281

    Granted                            200,000         $0.165             $0.165

    Exercised                               --           --                 --

    Forfeited/Expired                       --           --                 --
                                     ---------    ----------------       -------
    Balance - December 31, 1995      1,200,000    $0.0275 - $0.165       $0.0509

    Granted                                 --           --                 --

    Exercised                         (200,000)       $0.0275            $0.0275

    Forfeited/Expired                       --           --                 --
                                     ---------    ----------------       -------
    Balance - December 31, 1996      1,000,000    $0.0275 - $0.165       $0.0556

    Granted                            310,000         $0.16               $0.16

    Exercised                         (765,000)   $0.0275 - $0.16        $0.0291

    Forfeited/Expired                 (135,000)   $0.0275 - $0.16        $0.0207
                                     ---------    ----------------       -------
    Balance - December 31, 1997        410,000     $0.16 - $0.165        $0.1624
                                     =========    ================       =======

     Outstanding and exercisable stock options at December 31, 1997 consist of the following:

                                                    Option
       Year                Year                   Exercise
      Granted            Expiring                    Price               1997
      -------            --------                 --------               ----
       1997                2002                        .16              210,000
       1995                2000                      0.165              200,000
                                                                        -------
                                                                        410,000
                                                                     ===========

15.  Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share "(EPS)" is computed by dividing net income (loss) by the weighted average number of common shares outstanding of 16,249,565 in 1997, 15,613,269 in 1996 and 15,566,694 in
     1995.

     For 1995, 1996 and 1997, options on shares of common stock were not included in computing diluted EPS because their effect was antidilutive in each year.

16.  Advertising - Change In Accounting Principle

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

     At December 31, 1997, $84,795 of advertising costs were capitalized. Advertising expense amounted to $433,640 in 1997, $531,849 in 1996 and $547,850 in 1995.

17.  Commitments

     In September 1996, the Company entered into a licensing agreement with an educational software publisher. The agreement provides for the Company to pay minimum royalties of $50,000 in 1996 and $100,000 in 1997 and 1998 and $50,000 in 1999. Subsequent to 1999, the agreement is renewable annually at minimum royalties of $50,000 per year.


                               SIBONEY CORPORATION

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

              For The Years Ended December 31, 1997, 1996 And 1995

                                                       Additions                           Deductions
                                                 -------------------------      -------------------------------
                               Balance At        Charged To                     Charges For         Balance At
                               Beginning         Costs And                      Which Reserve          End
Description                    Of Period          Expenses          Other       Was Created          Of Period
-----------                    ----------        ----------         -----       -------------       ----------
Reserves deducted in the
  balance sheet from the
  assets to which they apply:

  Accounts receivable allowance
    for doubtful accounts

       1995                       52,770           (1,945)            --             (3,695)           47,130

       1996                       47,130            3,417             --               (844)           49,703

       1997                       49,703            4,154                            (4,026)           49,831

  Inventory valuation account

       1995                       51,966            7,001             --              5,192            53,775

       1996                       53,775           21,547             --              8,703            66,619

       1997                       66,619               --             --             44,178            22,441

Investments in natural resources
  allowance for depreciation and
  cost depletion of natural
  resources

       1995                      145,821               --             --                --           145,821

       1996                      145,821               --             --                --           145,821

       1997                      145,821               --             --                --           145,821


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     Siboney Corporation



Date:  3-26-98                       BY:  /s/  Timothy J. Tegeler
                                     Timothy J. Tegeler
                                     President and Chief Executive and
                                     Financial Officer and Principal
                                     Accounting Officer


Date:   3-26-98                      BY:  /s/  Timothy J. Tegeler
                                     Timothy J. Tegeler, Director


Date:                                BY:
                                     Thomas G. Keeton, Director


Date:  3-27-98                       BY:  /s/  Rebecca M. Braddock
                                     Rebecca M. Braddock, Director


Date:  3-27-98                       BY:  /s/  Alan G. Johnson
                                     Alan G. Johnson, Director


Date:  3-30-98                       BY:  /s/ Ernest R. Marx
                                     Ernest R. Marx, Director

                                  EXHIBIT INDEX

Exhibit Number             Description                                     Page
--------------             -----------                                     ----

     3(a) Amended and Restated Articles of Incorporation, filed as Exhibit 3(a) to the Company's Report on Form 10-K for the year ended December 31, 1986 (the "1986 10-K") and incorporated herein by this reference.

     3(b) Bylaws filed as Exhibit 3(b) to the 1986 10-K and incorporated herein by this reference.

     4(a) Siboney Corporation 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Company's Form S-8
              Registration Statement (Commission file no. 333-35247, and incorporated herein by this reference.)

     10(a) Line of Credit Note, as amended, between the Company and Southwest Bank of St. Louis dated June 12, 1997, filed herewith.

     10(b) Restated and Amended Coal Lease between the Company and Mountaineer Land Company dated May 15, 1987, filed herewith.

     10(c) Software Distribution and License Agreement between the Company and Merit Audio Visual, Inc. dated September
              4, 1996, filed herewith.

      21      Subsidiaries of the Company, filed herewith.

      23 Consent of Rubin, Brown, Gornstein & Co. LLP, independent auditors, filed herewith.

      27      Financial Data Schedule (Filed in EDGAR version only)