Form 10-Q
period 1998-03-31
SIBONEY CORP
filed 1998-05-15
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)      Quarterly report for the quarterly period ended March 31, 1998

                                       OR

( ) Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

Commission file number        1-3952

                               SIBONEY CORPORATION
             (Exact name of registrant as specified in its charter)

             Maryland                                 73-0629975
 (State or other jurisdiction of              (I.R.S  Employer I.D. No.)
 incorporation or organization)

        8135 Forsyth Blvd., Ste 206, P.O. Box 16184, St. Louis, MO 63105
                    (Address of principal executive offices)
                                   (Zip Code)

                                  314-725-6141
              (Registrant's telephone number, including area code)

               ___________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Title of class of                          Number of Shares
           common stock                      outstanding as of this Report Date
         -----------------                   -----------------------------------
     Common stock, par value                           16,518,344
     $.10 per share

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet March 31,
          1998 and December 31, 1997                                       3

          Condensed Consolidated Statement Of Operations
          Three Months Ended March 31, 1998 and March 31, 1997             4

          Condensed Consolidated Statement Of Cash Flows Three
          Months Ended March 31,1998 and March 31, 1997                    5

          Notes To Condensed Consolidated Financial                        6
          Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7


PART II   OTHER INFORMATION

Item 6.   Exhibits And Reports On Form 8-K                                 10

Signatures                                                                 10

Exhibit Index                                                              11

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets
                                     ------
                                                                   DECEMBER 31,
                                                MARCH 31,           1997 (SEE
                                                   1998             NOTE BELOW)
Current Assets
 Cash and cash equivalents                    $   149,648         $    289,752
 Investment                                        24,000               27,500
 Accounts and notes receivable                    345,191              206,682
 Inventories (Note 2)                             176,155              169,274
 Prepaid expenses and deposits                    136,759              106,646
                                              -----------         ------------
  Total Current Assets                            831,753              799,854

Property, Plant and Equipment (Net of             193,954              133,989
accumulated depreciation of $524,593 at
March 31, 1998 and $510,186 at December
31, 1997)
Investments in Natural Resources                    5,101                5,101
                                              -----------         ------------
                                              $ 1,030,808         $    938,944
                                              ===========         ============


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities
 Note payable (Note 3)                         $   44,000         $        --
 Accounts payable                                 166,881               76,634
 Accrued expenses                                 109,174              111,683
 Current Portion Long Term Debt                    12,381                   --
                                               ----------          -----------
  Total Current Liabilities                       332,436              188,317

Long Term Debt                                     36,047                   --
                                               ----------          -----------
    Total Liabilities                             368,483              188,317

Stockholders' Equity
 Common stock:
   Authorized 20,000,000 shares
     at $0.10
    par value; issued and
    outstanding 16,518,344 shares               1,651,835            1,651,835
 Unrealized holding gain on
      investment                                   24,000               27,500
 Additional paid-in capital                           300                  300
 Retained earnings (deficit)                   (1,013,810)            (929,008)
                                              ------------           ----------
    Total Stockholders' Equity                    662,325              750,627
                                              ------------           ----------
                                              $ 1,030,808          $   938,944
                                              ============          ===========

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

      See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                        THREE MONTHS ENDED
                                                             MARCH 31,

                                                    1998                1997
                                                    ----                ----

Revenues                                          521,682              530,623

Cost of Product Sales                              75,655               89,203

Selling, General and
Administrative Expenses                           529,153              592,187
                                                ----------           ----------
Loss from Operations
                                                  (83,126)            (150,767)
                                               -----------          -----------
Other Income (Expense)
 Interest Income (Expense) - Net                     (398)               4,796
 Miscellaneous Expense                             (1,278)              (8,593)
                                                 ---------          -----------
Total Other Income (Expense)                       (1,676)              (3,797)
                                               -----------          -----------

Net Loss                                       $  (84,802)          $ (154,564)
                                               ===========          ===========

Weighted Average Shares
  Outstanding                                  16,432,844           15,766,694
                                               ===========          ===========
Basic and Diluted Loss per
  Common Share                                    $ (.005)             $ (.010)
                                               ===========          ===========



     See accompanying notes to condensed consolidated financial statements.


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                   1998                1997
                                                                   ----                ----
Cash Flows from Operations

    Net loss from continuing operations                       $ (84,802)            $(154,564)
    Adjustments to reconcile net loss from continuing
      operations to net cash provided by continuing
      operations:
        Depreciation                                             14,407                15,766
        Change in assets and liabilities:
          Increase in accounts and notes                       (138,509)             (124,716)
         receivable
       Increase in inventory                                     (6,881)               (7,188)
           Increase in prepaid expenses
             and deposits                                       (30,113)              (56,514)
           Increase (decrease) in accounts
             payable and accrued expenses                        87,738                (8,968)
                                                              ----------            ----------
Net Cash Used in Operations                                    (158,160)             (336,184)
                                                              ----------            ----------
Cash Flows from Investing Activities
 Payments for equipment                                         (21,022)               (6,958)
                                                              ----------            ----------

Cash Flows from Financing Activities
 Borrowing under line-of-credit agreement                        44,000                    --
 Repayment on leases                                             (4,922)                   --
                                                               ---------            ---------
Net Cash Provided by Financing Activities                        39,078                    --
                                                              ----------            ----------

Net Decrease in Cash and Cash Equivalents                      (140,104)             (343,142)


Cash and Cash Equivalents - Beginning of Period                 289,752               775,830
                                                              ----------            ---------

Cash and Cash Equivalents - End of Period                     $ 149,648             $ 432,688
                                                              ==========            =========


Supplemental Disclosure of Cash Flow Information
 Interest Paid                                                $   1,900             $     ---
                                                              ----------            ---------
 Non cash investing activities for the 3 months
 ended March 31, 1998 include a capital lease for
 equipment of $53,350



     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statement of operations for the three-month periods ended March 31, 1998 and 1997 and the condensed consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 1998 and for all periods have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.


2.   INVENTORIES

     Inventories consist of the following:


                                         MARCH 31, 1998       DECEMBER 31, 1997
                                         --------------       -----------------
     Raw materials                           $ 95,145            $ 104,562
     Finished goods                            81,010               64,713
                                              -------             --------
                                             $176,155            $ 169,275
                                             ========             ========

3.   NOTE PAYABLE

     The Company has a revolving line of credit agreement with a bank which provides funds based on 75% of eligible receivables, as defined by the agreement, with a maximum of $500,000. The outstanding debt is due on demand, and if no demand is made, then on June 1, 1998. The agreement, secured by accounts receivable, equipment and inventory, requires monthly interest payments on the outstanding balance at 0.75% above the lender's prime rate. As of March 31, 1998 there was $44,000 outstanding under the line of credit agreement. As of December 31, 1997 no loan was outstanding under the agreement.

                      SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's continuing operations for the periods presented consist of the following two segments:

1) The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software. The Company has served the educational market for more than 35 years. The Company's main business is publishing proprietary educational software in math, reading and language arts for students and teachers in grades kindergarten through grade 12. This software motivates students to master key skills which are stressed on standardized tests and in textbooks. Siboney Learning Group/Gamco sells through a network of independent distributors throughout the United States as well as through its own catalogs and sales force. Popular Gamco software titles include Money Challenge, Discover Time, Undersea Reading for Meaning and the Touchdown Math series. Siboney Learning Group/Gamco publishes over 100 titles for Windows, Macintosh, DOS and Apple II operating systems.

2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries.

OVERVIEW OF THE COMPANY

In 1997, Siboney Learning Group expanded its distribution and product offering by launching Orchard: Teacher's Choice Software through a network of 25 dealers to complement its traditional distribution strategy of single title sales through dealer catalogs and its own catalogs. Orchard is a comprehensive instructional software solution for students who are struggling to master key skills. It provides schools with a universal management system that tracks student progress across all of the Company's titles and a variety of instructional approaches that motivate students to learn. Orchard allows the Company to compete in the market for integrated learning systems which offer larger and more expensive curriculum-based software packages to schools needing to remediate their students.

In late 1997, the Company relocated five of its six person inside sales force to St. Louis and hired a new manager. The inside sales group focuses on selling the Company's proprietary software to more than 10,000 school customers and 30,000 additional school prospects.

During 1997, Siboney Learning Group/Gamco accelerated its conversion of titles to the Windows, Macintosh and CD-ROM platforms, which are now the predominant systems used in schools. The Company released its first titles for Windows in June 1997 and launched its first CD-ROM title in September. During the first four months of 1998, the Company has converted an additional 21 products for Windows, 1 title for Macintosh and produced 26 new CD-ROM titles.

Also in 1997, the Company entered into a licensing agreement with Intentional Educations to publish 12 early reading educational software titles in a hybrid multimedia CD-ROM format and commenced the sale of such products. The Company is continuing its efforts to obtain additional licensing agreements in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


As a result, the Company's total educational software product offerings and the breadth of its educational coverage expanded significantly during 1997 and has continued to do so in 1998. Siboney Learning Group will use Gamco's established distribution channels, as well as new distribution programs, to sell these new and improved software programs.

                              RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

              THREE MONTHS ENDED MARCH 31, 1998 vs. MARCH 31, 1997

Revenues decreased slightly during the three month period ended March 31,1998 compared to the same period in 1997. Sales at Siboney Learning Group/Gamco increased for the three month period but such increase was offset by a decrease in coal lease royalties earned by Siboney Coal Company for the first quarter. Revenues from its coal lease are dependent on third party mining operations, which are temporarily suspended from time to time.

Cost of product sales decreased during the quarter compared to the previous year's quarter. Siboney Learning Group/Gamco is selling more expensive high-margin licenses versus single title products. The Company expects to continue selling more high margin versions of its software. In addition, the Company has stopped selling low-margin non-proprietary products. As a result, cost of product sales as a percentage of revenue was reduced to 15.4% compared to 18.9% in the prior year.

Selling, general and administrative expenses decreased during the quarter compared to the same period in 1997 primarily due to lower catalog advertising expenses and lower costs associated with outsourcing product conversion.

The Company's loss for the first quarter of 1998, primarily for the reasons above, was $84,802. For the first quarter of 1997, the Company reported a loss of $154,564.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash decreased at March 31, 1998 compared to December 31, 1997 due to the impact of expenses exceeding income and due to higher levels of accounts receivable, prepaid expenses and inventories.

The increase in accounts receivable at the end of the first quarter of 1998 was due to larger sales volume at Siboney Learning Group/Gamco during February and March 1998 compared with November and December 1997, which was consistent with Siboney Learning Group/Gamco's experience in the previous year. In addition, Siboney Coal had a receivable for the annual minimum royalty payment, which was received after the close of the first quarter of fiscal 1998, consistent with the terms of the coal lease.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (Continued)


Prepaid expenses increased at March 31, 1998, primarily due to the cost of catalog mailings during February 1998.

Notes payable increased at March 31, 1998 compared to December 31, 1997 as a result of the Company drawing down on its line-of-credit.

Accounts payable increased at March 31, 1998, primarily due to outstanding invoices for the printing and mailing of the Company's Annual Report and the printing of catalogs.

Long-term debt increased at March 31, 1998 compared to December 31, 1997 due to a lease incurred for new computer equipment, accounting software and telephone system.

The Company's available cash and cash equivalents decreased from $432,688 at March 31, 1997 to $149,648 at March 31, 1998. Cash and cash equivalents at December 31, 1997 were $289,752.

The net worth of the Company at March 31, 1998 was $662,325. The Company failed to meet the minimum net worth covenant in its credit agreement of $750,000 at March 31, 1998. The Company has obtained a waiver of such breech and a reduction of the minimum net worth covenant to $600,000 through July 1, 1998.

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

                          PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibits: See Exhibit Index on page 11 hereof.

        b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIBONEY CORPORATION



Date: May 15,1998                   By: /s/ Timothy J. Tegeler
                                        Timothy J. Tegeler
                                        President, Chief Executive
                                        Officer and Chief Financial Officer

                                  EXHIBIT INDEX



    Exhibit Number           Description                               Page
    --------------           -----------                               ----

       27(a)           Financial Data Schedule
                        (Filed in EDGAR version only)                   12