Form 10-Q
period 1998-06-30
SIBONEY CORP
filed 1998-07-31
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)      Quarterly report for the quarterly period ended June 30, 1998

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
$.10 per share

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, June 30,
         1998 and December 31, 1997                                          3

         Condensed Consolidated Statement Of Operations,
         Three Months and Six Months Ended June 30, 1998 and
         June 30, 1997                                                       4

         Condensed Consolidated Statement Of Cash Flows, Six
         Months Ended June 30, 1998 and June 30, 1997                        5

         Notes To Condensed Consolidated Financial                           6
         Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7


PART II  OTHER INFORMATION

Item 6. Exhibits And Reports On Form 8-K                                    10

Signatures                                                                  10

Exhibit Index                                                               11

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
                      SIBONEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets
                                     ------
                                                                    DECEMBER 31,
                                                  June 30,           1997 (SEE
                                                   1998              NOTE BELOW)
                                                  --------          ------------
Current Assets
--------------
 Cash and cash equivalents                    $   212,107          $    289,752
 Investment                                        23,000                27,500
 Accounts and notes receivable                    427,306               206,682
 Inventories (Note 2)                             187,835               169,274
 Prepaid expenses and deposits                     89,648               106,646
                                              -----------          -------------
  Total Current Assets                            939,896               799,854
  --------------------
Property, Plant and Equipment (Net of             185,378               133,989
-----------------------------
accumulated depreciation of $541,691 at
June 30, 1998 and $510,186 at December
31, 1997)
Investments in Natural Resources                    5,101                 5,101
--------------------------------              -----------          -------------
                                              $ 1,130,375          $    938,944
                                              ===========          =============


                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities
-------------------
 Note payable (Note 3)                        $    94,000           $        --
 Accounts payable                                  70,976                76,634
 Accrued expenses                                 108,909               111,683
 Current Portion Long Term Debt                    12,588                    --
                                              ------------          ------------
  Total Current Liabilities                       286,473               188,317
  -------------------------
Long Term Debt                                     32,821                    --
--------------                                ------------          ------------
    Total Liabilities                             319,294               188,317
    -----------------

Stockholders' Equity
--------------------
 Common stock:
   Authorized 20,000,000 shares at $0.10
    par value; issued and outstanding
    16,518,344 shares                           1,651,835             1,651,835
 Unrealized holding gain on investment             23,000                27,500
 Additional paid-in capital                           300                   300
 Retained earnings (deficit)                     (864,054)             (929,008)
                                              ------------          ------------
    Total Stockholders' Equity                    811,081               750,627
    --------------------------                ------------          ------------
                                              $ 1,130,375           $   938,944
                                              ============          ============

NOTE: The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date and condensed.

      See accompanying notes to condensed consolidated financial statements.


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                     MONTHS ENDED                    THREE MONTHS ENDED
                                      JUNE 30,                            JUNE 30,
                                 ---------------------          ---------------------------
                                1998            1997               1998              1997
                                ----            ----               ----              ----


Revenues                    $1,322,326       1,149,222           800,644           618,599
Cost of Product Sales          176,239         177,372           100,584            88,169
Selling, General and
Administrative Expenses      1,066,791       1,120,881           537,638           528,694
                            -----------     -----------       -----------       -----------
Income (Loss) from
Operations                      79,296        (149,031)          162,422            (1,736)
                            -----------     -----------       -----------       -----------
Other Income (Expense)
 Interest Income
   (Expense) - Net              (3,418)          8,676            (3,020)            3,880
 Miscellaneous                 (10,924)        (17,128)           (9,646)           (8,535)
                              ---------     -----------       -----------       -----------
Total Other Income
  (Expense)                    (14,342)         (8,452)          (12,666)           (4,655)
                            -----------     -----------       -----------       -----------

Net Income (Loss)           $   64,954      $ (157,483)       $  149,756        $   (2,919)
                            -----------     ===========       ===========       ===========
Weighted Average Shares
Outstanding                 16,517,193      15,978,108        16,517,193        15,978,108
                            ===========     ===========       ===========       ===========
Basic and Diluted Income
(Loss) per Common Share     $     .004       $   (.010)       $     .009        $     .000
                            ===========     ===========       ===========       ===========



See accompanying notes to condensed consolidated financial statements.


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                                       1998                  1997
                                                                       ----                  ----
Cash Flows from Operations
    Net income (loss) from continuing operations                   $  64,954             $(157,483)
    Adjustments to reconcile net income (loss) from
      continuing operations to net cash provided by
      continuing operations:
        Depreciation                                                  31,505                30,371
        Change in assets and liabilities:
          Increase in accounts and notes                            (220,624)             (131,428)
          receivable
          (Increase) decrease in inventory                           (18,561)                4,568
          Decrease in prepaid expenses
          and deposits                                                16,998                11,345
          Decrease in accounts payable
          and accrued expenses                                        (8,432)              (46,843)
                                                                   ----------            ----------
Net Cash Used in Operations                                         (134,160)             (289,470)
                                                                   ----------            ----------

Cash Flows from Investing Activities
 Payments for equipment                                              (29,544)              (10,001)
                                                                   ----------            ----------

Cash Flows from Financing Activities
 Borrowing under line-of-credit agreement                             94,000                    --
 Proceeds from issuance of common stock                                   --                19,593
 Repayment on leases                                                  (7,941)                   --
                                                                   ----------            ----------
Net Cash Provided by Financing Activities                             86,059                19,593
                                                                   ----------            ----------

Net Decrease in Cash and Cash Equivalents                            (77,645)             (279,878)

Cash and Cash Equivalents - Beginning of Period                      289,752               775,830
                                                                   ----------            ----------

Cash and Cash Equivalents - End of Period                          $ 212,107             $ 495,952
                                                                   ==========            ==========


Supplemental Disclosure of Cash Flow Information
 Interest Paid                                                     $   5,625             $     ---
                                                                  ----------             ---------
 Non cash investing activities for the 6 months
 ended June 30, 1998 included a capital lease for
 equipment of $53,350



See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statement of operations for the six-month and the three-month periods ended June 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1998 and for all periods have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

    Inventories consist of the following:


                                  JUNE 30, 1998              DECEMBER 31, 1997
                                  -------------              -----------------
    Raw materials                    $ 92,009                     $ 104,561
    Finished goods                     95,826                        64,713
                                      -------                      --------
                                     $187,835                     $ 169,274
                                     ========                      ========

3.   NOTE PAYABLE

     The Company has a revolving line of credit agreement with a bank which provides funds based on 75% of eligible receivables, as defined by the agreement, with a maximum of $500,000. The outstanding debt is due on demand, and if no demand is made, then on August 1, 1998. The agreement, secured by accounts receivable, equipment and inventory, requires monthly interest payments on the outstanding balance at 0.75% above the lender's prime rate. As of June 30, 1998 there was $94,000 outstanding under the line of credit agreement. As of December 31, 1997 no loan was outstanding under the agreement. Subsequent to the end of the quarter, the Company has repaid the line-of-credit balance in full.

                      SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's continuing operations for the periods presented consist of the following two segments:

1) The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software. The Company has served the educational market for more than 35 years. The Company's main business is publishing proprietary educational software in math, reading and language arts for students and teachers in grades kindergarten through grade 12. This software motivates students to master key skills which are stressed on standardized tests and in textbooks. Siboney Learning Group/Gamco sells through a network of independent distributors throughout the United States as well as through its own catalogs and sales force. Popular Gamco software titles include Money Challenge, Reading Concepts, Paragraph Power, Undersea Reading for Meaning and the Touchdown Math series. Siboney Learning Group/Gamco publishes over 100 titles for Windows, Macintosh, DOS and Apple II operating systems.

2) The holding of interests in certain natural resources, including coal, oil and gas, through several subsidiaries.

OVERVIEW OF THE COMPANY

Since its inception in 1995, the Siboney Learning Group Division has focused on two priorities: 1) increasing distribution channels to schools for its instructional software titles and 2) accelerating product development of new proprietary titles and new versions of existing proprietary titles for new computer platforms.

In addition to selling its GAMCO software to K-12 schools through the leading national software catalog dealers, other school software dealers and through its own direct catalogs, the Company has set up two new channels to reach schools more effectively and aggressively. Orchard Teacher's Choice Software, which offers a comprehensive curricular solution with universal management, is sold through a network of thirty dealers with protected or exclusive territories whose sales representatives call on schools. These dealers sell the more expensive Orchard packaged product to schools and to school districts looking for an integrated learning system.

The Company has also built an Inside Sales force of six sales representatives who focus on selling software titles to the Company's 12,000 school customers and 30,000 additional school prospects.

The Company has drastically accelerated its product development through internal development and through licensing transactions. During the first six months of 1998, the Company has released 28 new Windows titles, 1 new Macintosh title and 33 new CD-ROMs that can be used on Macintosh and Windows computers. In addition, the Company has signed two new licensing agreements with outside developers that will allow the Company to offer new and tested product offerings in two curricular areas which are growing in importance. In March the Company signed a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

licensing agreement with ELS, Inc. to enhance and publish its Memory Master series of software titles that teach phonics, sight words and spelling to young learners. In May, the Company signed a licensing agreement with NECTAR Foundation to revise and distribute its highly successful series of innovative math titles that reflect the National Council of Teachers of Mathematics' Standards. These two new series will be released in the fourth quarter of 1998.

The Company's revenue growth and success in 1998 can be directly attributed to its increased distribution to schools and its constant stream of new titles and new versions which are meeting schools' needs for quality content on new computer platforms.

RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

               THREE MONTHS ENDED JUNE 30, 1998 vs. JUNE 30, 1997

Total revenues increased 29.4% during the three month period ended June 30,1998 compared to the same period in 1997, reflecting higher sales at the Siboney Learning Group/Gamco division. Sixty percent of Siboney Learning Group's sales were generated by products developed in the past year. In addition, sales were favorably impacted by new distribution channels and the establishment of an Inside Sales force.

Cost of product sales increased during the quarter compared to the previous year's quarter due to higher revenues; however, as a percentage of revenue, cost of product sales was reduced to 12.6% compared to 14.4% in the prior year. Siboney Learning Group/Gamco is selling more expensive high-margin licenses versus single title products and expects to continue to do so in the future. In addition, the Company has ceased selling low-margin nonproprietary products.

The Company's net income for the second quarter of 1998, primarily for the reasons above, was $149,756, compared to a loss of $2,919 in the second quarter of 1997.

                SIX MONTHS ENDED JUNE 30, 1998 vs. JUNE 30, 1997

Revenues  increased  18.8%  during  the six month  period  ended  June 30,  1998 compared to the same period in 1997. Higher sales at Siboney Learning Group/Gamco were the result of new products released in the past twelve months and new school distribution strategies. The Company has repositioned itself to deliver new titles and new formats perceived to be desirable by the school educators it serves. Siboney Learning Group's newly established network of Orchard dealers is producing stronger sales of more expensive curriculum-based solutions in addition to the single program titles historically sold by the Company through catalogs.

Coal lease royalties earned by Siboney Coal Company decreased during the six months ended June 30, 1998 compared to the same period in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Revenues from its coal lease are dependent on third party mining operations, which are temporarily suspended from time to time.

Cost of product sales decreased slightly during the six months ended June 30, 1998 compared to the same period in 1997. As noted above, Siboney Learning Group/Gamco has begun to sell more expensive high-margin licenses versus single title products. The Company expects to continue this trend toward selling more high margin versions of its software. In addition, the Company has stopped selling low-margin non-proprietary products. As a result, cost of product sales as a percentage of revenue was reduced to 13.6% compared to 16.4% in the prior period.

Selling, general and administrative expenses decreased during the six month period ended June 30, 1998 compared to the same period in 1997, primarily due to lower costs associated with outsourcing product conversion.

The Company's net income for the six month period ended June 30, 1998 was $64,954 compared to a loss of $157,483 for the same period in 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash decreased at June 30, 1998, compared to December 31, 1997. This was primarily the result of a higher level of accounts receivable at the end of the second quarter of 1998, due to larger sales volume at Siboney Learning Group/Gamco during May and June 1998, compared with November and December 1997. This was consistent with Siboney Learning Group/Gamco's experience in the previous year.

Note payable increased at June 30, 1998 compared to December 31, 1997 as a result of the Company drawing down on its line-of-credit to meet increased working capital requirements associated with higher sales during the second quarter. The Company has repaid the line-of-credit in full since the end of the second quarter.

Long-term debt increased at June 30, 1998 compared to December 31, 1997 due to a lease incurred for new computer equipment, accounting software and a new telephone system.

The net worth of the Company at June 30, 1998 was $811,081 compared to $750,627 at December 31, 1997, as a result of the retention of earnings during the six month period.

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



                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibits: See Exhibit Index on page 11.

        b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SIBONEY CORPORATION



Date: July 31, 1998                 By:     /s/ Timothy J. Tegeler
                                            -----------------------------------
                                            Timothy J. Tegeler
                                            President, Chief Executive
                                            Officer and Chief Financial
                                            Officer

                                  EXHIBIT INDEX



Exhibit Number               Description                                  Page
--------------               -----------                                  ----
     27(a)           Financial Data Schedule
                     (Filed in EDGAR version only)                          12