Form 10-Q
period 1998-09-30
SIBONEY CORP
filed 1998-11-12
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)      Quarterly report for the quarterly period ended September 30, 1998

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

      34 N. Brentwood Blvd., Ste 211, P.O. Box 16184, St. Louis, MO 63105
                    (Address of principal executive offices)
                                   (Zip Code)

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

         Title of class of                           Number of Shares
           common stock                      outstanding as of this Report Date
         -----------------                   ----------------------------------
      Common stock, par value                           16,518,344
      $.10 per share

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheet, September 30,
     1998 and December 31, 1997                                               3

     Condensed Consolidated Statement of Operations,
     Three Months and Nine Months Ended September 30, 1998
     and September 30, 1997                                                   4

     Condensed Consolidated Statement of Cash Flows,
     Nine Months Ended September 30, 1998 and
     September 30, 1997                                                       5

     Notes to Condensed Consolidated Financial
     Statements                                                               6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   10

Exhibit Index                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     Assets

                                                                    DECEMBER 31,
                                            September 30,            1997 (SEE
                                                 1998                NOTE BELOW)
Current Assets                              -------------           ------------
--------------
 Cash and cash equivalents                  $   196,576            $    289,752
 Investment                                       8,500                  27,500
 Accounts and notes receivable                  364,622                 206,682
 Inventories (Note 2)                           193,042                 169,274
 Prepaid expenses and deposits                  112,683                 106,646
                                            -----------            ------------
  Total Current Assets                          875,423                 799,854
  --------------------
Property, Plant and Equipment (Net of           193,375                 133,989
-----------------------------
accumulated depreciation of $556,482 at
September 30, 1998 and $510,186 at
December 31, 1997)
Investments in Natural Resources                  5,101                   5,101
--------------------------------            -----------            ------------
                                            $ 1,073,899            $    938,944
                                            ===========            ============


                      Liabilities and Stockholders' Equity

Current Liabilities
-------------------
 Accounts payable                            $   134,363                 76,634
 Accrued expenses                                117,178                111,683
 Current Portion Long Term Debt                   12,805                     --
                                             -----------            -----------
  Total Current Liabilities                      264,346                188,317
  -------------------------
Long Term Debt                                    29,548                     --
--------------                               -----------            -----------
    Total Liabilities                            293,894                188,317
    -----------------

Stockholders' Equity
--------------------
 Common stock:
   Authorized 20,000,000 shares
   at $0.10 par value; issued
   and outstanding 16,518,344 shares           1,651,835              1,651,835
 Unrealized gain on investment                     8,500                 27,500
 Additional paid-in capital                          300                    300
 Retained earnings (deficit)                    (880,630)              (929,008)
                                             ------------           ------------
    Total Stockholders' Equity                   780,005                750,627
    --------------------------               ------------           -----------
                                             $ 1,073,899            $   938,944
                                             ============           ===========

NOTE: The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date and condensed.

      See accompanying notes to condensed consolidated financial statements


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                        NINE MONTHS ENDED               THREE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                 ---------------------------     ---------------------------
                                      1998           1997             1998           1997
                                      ----           ----             ----           ----

Revenues                         $1,918,734       1,561,480         596,408         412,258
Cost of Product Sales               260,708         261,103          84,469          83,731
Selling, General and
Administrative Expenses           1,589,080       1,639,361         522,289         518,480
                                 -----------     -----------     -----------     ----------
Income (Loss) from
Operations                           68,946        (338,984)        (10,350)       (189,953)
                                 -----------     -----------     -----------     -----------
Other Income (Expense)
 Interest Income (Expense)           (3,592)         13,120            (174)          4,444
 Miscellaneous                      (16,976)        (24,107)         (6,052)         (6,979)
                                   ---------     -----------     -----------     -----------
Total Other Income (Expense)        (20,568)        (10,987)         (6,226)         (2,535)
                                 -----------     -----------     -----------     -----------

Net Income (Loss)                $   48,378      $ (349,971)     $  (16,576)     $ (192,488)
                                 ==========      ===========     ===========     ===========
Weighted Average Shares
Outstanding                      16,518,344      16,168,756      16,518,344      16,168,756
                                 ===========     ===========     ===========     ==========
Basic and Diluted Income
(Loss) per Common Share          $     .003      $    (.022)     $   (.001)      $   (.012)
                                 ===========     ===========     ===========     ==========



      See accompanying notes to condensed consolidated financial statements

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                           1998           1997
                                                           ----           ----
Cash Flows from Operations
    Net income (loss) from continuing operations       $  48,378      $(349,971)
    Adjustments to reconcile net income (loss) from
      continuing operations to net cash provided by
      continuing operations:
        Depreciation                                      46,296         44,253
      Change in assets and liabilities:
        Increase in accounts and notes                  (157,940)       (64,572)
          receivable
        Increase in inventory                            (23,768)           (37)
        Increase in prepaid expenses
          and deposits                                    (6,037)        (4,553)
        Increase (decrease) in accounts payable
          and accrued expenses                            63,224        (38,754)
                                                        ---------     ----------
Net Cash Used in Operations                              (29,847)      (336,126)
                                                       ----------     ----------

Cash Flows from Investing Activities
 Payments for equipment                                  (52,332)       (10,964)
                                                       ----------     ----------

Cash Flows from Financing Activities

 Proceeds from issuance of common stock                       --         20,383
 Principal payments on long-term debt                    (10,997)            --
                                                       ----------     ----------
Net Cash Provided by Financing Activities                (10,997)        20,383
                                                       ----------     ----------

Net Decrease in Cash and Cash Equivalents                (93,176)      (326,707)


Cash and Cash Equivalents - Beginning of Period          289,752        775,830
                                                        ---------      ---------

Cash and Cash Equivalents - End of Period              $ 196,576      $ 449,123
                                                       ==========     ==========


Supplemental Disclosure of Cash Flow Information
 Interest Paid                                         $   6,408      $      --
                                                       ----------     ----------
 Non cash investing activities for the 9 months ended September 30, 1998 included a capital lease for equipment of $53,350



     See accompanying notes to condensed consolidated financial statements

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statement of operations for the nine-month and the three-month periods ended September 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1998 and for all periods have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

    Inventories consist of the following:


                                 SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                 ------------------            -----------------
     Raw materials                    $ 89,261                     $ 104,561
     Finished goods                    103,781                        64,713
                                       -------                      --------
                                      $193,042                     $ 169,274
                                      ========                      ========

3.   NOTE PAYABLE

     The Company has a revolving line of credit agreement with a bank which provides funds based on 75% of eligible receivables, as defined by the agreement, with a maximum of $500,000. The outstanding debt is due on demand, and if no demand is made, then on August 1, 1999. The agreement, secured by accounts receivable, equipment and inventory, requires monthly interest payments on the outstanding balance at 0.75% above the lender's prime rate. As of September 30, 1998 and December 31, 1997 no loan was outstanding under the agreement.

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

The Company has substantially accelerated its product development through internal development and through licensing transactions. During the first nine months of 1998, the Company has released 30 new Windows titles, 1 new Macintosh title and 34 new CD-ROMs that can be used on Macintosh and Windows computers. In addition, the Company has signed two new licensing agreements with outside developers that will allow the Company to offer new and tested products in two curricular areas which are growing in importance. In March the Company signed a licensing agreement with ELS, Inc. to enhance and publish its Memory Master series of software titles that teach phonics, sight words and spelling to young learners. In May, the Company signed a licensing agreement with NECTAR Foundation to revise and distribute its highly successful series of innovative math titles that reflect the National Council of Teachers of Mathematics' Standards. These two new series will be released in the fourth quarter of 1998 and first quarter of 1999.

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

          THREE MONTHS ENDED SEPTEMBER 30, 1998 vs. SEPTEMBER 30, 1997

Total revenues increased 44.7% during the three month period ended September 30,1998 compared to the same period in 1997, reflecting higher sales at the Siboney Learning Group/Gamco division of more expensive high- margin licenses versus single computer licenses. Increased sales of Orchard Teachers' Choice Software accounted for the majority of this increase. Of Siboney Learning Group's total sales, 77% was generated by products developed in the past 15 months.

Cost of product sales remained constant during the quarter compared to the previous year's quarter; however, as a percentage of revenue, cost of product sales was reduced to 14.2% compared to 20.3% in the prior year. The Company expects to continue to emphasize the sale of higher-margin licenses in the future. As a part of its strategy, the Company has ceased selling low-margin non-proprietary products.

The Company's net loss for the third quarter of 1998 narrowed to $16,576, compared to a loss of $192,488 in the third quarter of 1997 primarily as a result of the sales strategy referred to above.

          NINE MONTHS ENDED SEPTEMBER 30, 1998 vs. SEPTEMBER 30, 1997

Revenues increased 22.9% during the nine month period ended September 30, 1998 compared to the same period in 1997. Higher sales at Siboney Learning Group/Gamco were the result of new products released in the past 15 months and new school distribution strategies. The Company has repositioned itself to deliver new titles and new formats perceived to be desirable by the school educators it serves. Siboney Learning Group's newly established network of Orchard dealers is producing stronger sales of more expensive broader curriculum-based solutions in addition to the single Gamco program titles historically sold by the Company through catalogs.

Coal lease royalties earned by Siboney Coal Company decreased during the nine months ended September 30, 1998 compared to the same period in 1997. Revenues from its coal lease are dependent on third party mining operations, which are temporarily suspended from time to time.

Cost of product sales decreased slightly during the nine months ended September 30, 1998 compared to the same period in 1997. As noted above, Siboney Learning Group/Gamco has begun to sell more expensive high-margin licenses versus single computer licenses. The Company expects to continue this trend toward selling more high margin versions of its software. In addition, the Company has stopped selling low-margin non-proprietary products. As a result, cost of product sales as a percentage of revenue was reduced to 13.6% compared to 16.7% in the prior year period.

Selling, general and administrative expenses decreased during the nine month period ended September 30, 1998 compared to the same period in 1997. While general expenses at Siboney Corporation were somewhat lower, the overall decrease was primarily due to Siboney Learning Group/Gamco's decreased catalog expenses and lower costs associated with outsourcing product conversion.

The Company's net income for the nine month period ended September 30, 1998 was $48,378 compared to a loss of $349,971 for the same period in 1997, primarily for the reasons cited above.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash decreased at September 30, 1998, compared to December 31, 1997. This was primarily the result of a higher level of accounts receivable at the end of the third quarter of 1998, due to larger sales volume at Siboney Learning
Group/Gamco during August and September 1998, compared with November and December 1997. This was consistent with Siboney Learning Group/Gamco's experience in the previous year.

Long-term debt increased at September 30, 1998 compared to December 31, 1997 due to a capitalized lease incurred for new computer equipment, accounting software and a new telephone system.

The net worth of the Company at September 30, 1998 was $780,005 compared to $750,627 at December 31, 1997, as a result of the retention of earnings during the nine month period.

                                 YEAR 2000 ISSUE

The Company utilizes computer technologies throughout its business to carry on its day to day operations. Computer technologies include hardware and software used by the Company both in developing its product and operating its business. The Company has recently converted its operating and accounting system to software which has been warranted to be Y2K compliant.

The Company is initiating communications and developing a monitoring program with all of its significant suppliers to determine Y2K compliance. While the Company is not presently aware of any significant exposure, there can be no assurance that the systems of third parties on which the Company relies will be converted in a timely manner, or that failure to convert by another company would not have a material adverse effect on the Company.

The cost of determining the Company's exposure to risks associated with Y2K compliance is estimated to be less than $1,000 and not deemed material to its results of operations for the current quarter or fiscal year.

Software produced by the Company's educational software division is used in conjunction with popular operating systems, namely DOS, Macintosh and the Windows series. The Company produces single title programs and multiple title programs. Single title programs which are operated in DOS have no dates in their management systems. Single title programs which the Company produces for Macintosh or Windows operating systems record student performance by raw score percentage followed by date entered, which is automatically provided by the underlying operating system. Dates used by the Company's single title programs are displayed in two digit (i.e., 07- 10-98) configuration. Storage of this information is by most recent entry and is only displayed and retrieved on a "last information entered, first displayed" basis. It is not sorted on a date basis and therefore is not subject to the Y2K problem. Multiple title programs use a management system which displays dates in a four digit (i.e., 07-10-1998) configuration and thus are not subject to Y2K issues.


                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits: See Exhibit Index on page 11.

        b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SIBONEY CORPORATION


Date: November 12, 1998           By: /s/ Timothy J. Tegeler
                                      ------------------------------------------
                                      Timothy J. Tegeler
                                      President, Chief Executive Officer and
                                      Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number       Description                                         Page
--------------       -----------                                         ----
     27(a)           Financial Data Schedule
                     (Filed in EDGAR version only)