Form 10-K
period 1998-12-31
SIBONEY CORP
filed 1999-03-30
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                   (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal Year Ended December 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition period from ____________________ to ____________________

                          Commission File Number 1-3952

                          SIBONEY CORPORATION
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           Maryland                                    73-0629975
---------------------------------------     ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                   34 N. Brentwood, Suite 211, P.O. Box 16184
-------------------------------------------------------------------------
           St. Louis, Missouri                           63105
-----------------------------------------     ----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  314-725-6141


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

                               YES  [X]    NO   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock held by nonaffiliates of Registrant as of February 12, 1999 was $2,477,752. This value was based on the average of the bid and asked prices on February 12, 1999. As of February 12, 1999, the Registrant had outstanding 16,518,344 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE Part III: the definitive proxy statement of Registrant (to be filed pursuant to Regulation 14) for Registrant's 1999 Annual Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------

                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE
PART I

         Item 1.      Business..........................................3 - 6

         Item 2.      Properties............................................6

         Item 3.      Legal Proceedings.....................................7

         Item 4.      Submission of Matters to a Vote of
                        Security Holders....................................7

PART II

         Item 5.      Market for Registrant's Common Equity
                      and Related Stockholder Matters.......................8

         Item 6.      Selected Financial Data..........................9 - 10

         Item 7.      Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations......................................10 - 12

         Item 8.      Financial Statements and Supplementary
                        Data...............................................12

         Item 9.      Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure...............12

PART III

         Item 10.     Directors and Executive Officers of the
                      Registrant...........................................13

         Item 11.     Executive Compensation...............................13

         Item 12.     Security Ownership of Certain Beneficial
                      Owners and Management................................13

         Item 13.     Certain Relationships and Related
                        Transactions.......................................13

PART IV

         Item 14.     Exhibits, Financial Statements, Financial
                        Statement Schedule and Reports on Form 8-K....14 - 30


         Signatures........................................................31

         Exhibit Index.....................................................32

--------------------------------------------------------------------------------

                                     PART I

Forward-Looking Statements

Any forward-looking statements set forth in this Report are necessarily subject to significant uncertainties and risks. When used in this Report, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1 - Business

General

The principal business of the Company is the publishing and distribution of educational software products.

Description of Business and Properties

Business - General Description and Current Developments -- The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software.

The Company has served the educational market for more than 35 years. The Company's main business is publishing proprietary educational software in math, reading and language arts for students and teachers in grades kindergarten through grade 12. This software motivates students to master key skills which are stressed on standardized tests and in textbooks. Popular titles include Money Challenge, Discover Time, the Touchdown Math series, Undersea Reading for Meaning and new titles including Reading Concepts, Paragraph Power and Reading for Critical Thinking. The Company publishes over 200 titles for Macintosh, Windows, DOS and Apple II operating systems.

In 1998, all of Siboney Learning Group's distribution channels increased their sales of Gamco educational software and Orchard: Teacher's Choice Software to schools. Gamco titles include highly motivational and skills-focused single titles and series, which help students master basic skills and key concepts.
Orchard: Teacher's Choice Software, launched in 1997, offers schools a larger curriculum-based solution with universal management.

Gamco dealers' sales grew 14.4% in 1998, primarily as a result of the release of 34 new hybrid CD-ROM titles with universal management systems that run on both Windows and Macintosh computers. These dealers reach schools primarily through catalogs selling popular titles from Gamco and other software publishers. Orchard dealers' sales grew by over 300% in their first full year of sales of the Company's new approach to Integrated Learnings Systems. Orchard dealers sell Orchard's more comprehensive and higher priced curriculum-based software solutions with management to schools through independent sales representatives. After almost a full year of development in 1997, Orchard made a major contribution to the Company's sales growth in 1998. The Company also finalized the relocation of its inside sales team from Big Spring, Texas to St. Louis, Missouri early in 1998. These six sales representatives focus on selling the Company's software to more than 12,000 school customers and 40,000 additional prospects.

During 1998, Siboney Learning Group accelerated its conversion of titles to the Windows, Macintosh and Windows/Macintosh CD-ROM platforms, which are now the predominant systems used in schools. During the year, the Company converted 29 products for Windows, 25 titles for Macintosh and produced 34 new CD-ROM titles.

In 1998, the Company entered into a licensing agreement with the NECTAR Foundation under which the Company will publish 20 math concepts educational software titles in a hybrid multimedia CD-ROM format and commenced the promotion of the products. The Company also entered into a licensing agreement with ELS, Inc. under which the Company will publish up to nine early reading and language programs.

The Company also has certain natural resource interests through several subsidiaries.

Siboney Coal Company, Inc. ("Siboney Coal"), a subsidiary of the Company, owns the fee and mineral interests in certain coal properties in Johnson and Martin Counties, Kentucky, consisting of approximately 325 surface or fee acres which include mineral rights and approximately 1,120 acres of mineral rights alone. Siboney Coal leases the properties to Mountaineer Land Company ("Mountaineer") under a 25 year lease entered into in 1987. Under the lease, Mountaineer has the right to mine the coal and pay a royalty to Siboney Coal. An advance royalty and certain royalties previously paid by Mountaineer are recoupable against future production royalties. The lease calls for annual payments of $30,000 plus royalties per ton of coal mined. The lease is cancellable on 30 days' notice by the lessee. Siboney Coal earned $30,000 in 1998, $61,414 in 1997 and $78,033 in 1996 under the lease. Future revenues in excess of minimum royalties from the coal lease are dependent on mining operations of the lessee and at certain times have been (including 1998), and in the future may be, discontinued.

A subsidiary, Siboney Resources - Texas, Inc. ("Siboney Resources"), has royalty interests in certain oil and gas leases in Texas. Another subsidiary, Axel Heiberg Oil Company ("Axel"), holds a 2.28% working interest in oil and gas property rights on 1,843 acres in the Canadian Arctic Islands. Revenues from such leases and interests are not material. The present value of estimated future net oil and gas reserves of Axel and Siboney Resources is presently not determinable.

Prior to the takeover of Cuba by Fidel Castro in 1958, the Company and its predecessor held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated by the Castro regime. The Company filed claims against the Cuban government with the U.S. Foreign Claims Settlement Commission, which was authorized to determine the validity and value of claims of U.S. nationals against the Cuban government for expropriated properties. The Commission certified the Company's loss as $2,454,000 plus 6% interest per annum from November 1959. No funds have been appropriated to satisfy such claims. Accordingly, the Company does not consider the claim to be probable and cannot determine the possibility or amount of any possible recovery. In 1996, a new federal law, the "Helms-Burton Act", was passed. It grants U.S. companies whose Cuban properties were confiscated the right to bring action in U.S. district courts against foreign nationals that "traffic" in, or make use of, confiscated properties and makes those companies liable for money damages to the U.S. company which owns the claim to the confiscated property. However, the President of the United States has the authority to suspend the right of potential plaintiffs to file such lawsuits and has done so consistently since the law was passed.

Sources and Availability of Raw Materials -- Raw materials are generally available and are purchased from a wide range of suppliers. Shortages are not anticipated.

Patents, Trademarks and Licenses -- The Company holds various patents, copyrights and license rights, some of which are considered to be material to its business. The licensing agreements provide for minimum royalties to be paid by the Company over a specified number of years.

Seasonality -- The Company typically experiences its highest levels of sales and accounts receivable in the educational products business at the end of the school year (April, May, June and July). However, seasonality is not deemed to have an overall material effect on the Company's operations.

Working Capital Items -- The Company does not engage in unusual practices relating to working capital items. The Company does not purchase or maintain an unusually high amount of inventory in advance, although certain materials are purchased in larger quantities in order to obtain volume discounts. The Company does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group/Gamco maintains an "on approval" policy under which goods shipped subject to customer approval are not billed for and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. Sales of Gamco and Orchard products are warranted for 90 days. Gamco also maintains a general "satisfaction guaranteed" policy under which products may be returned within 12 months from the date of purchase if they do not meet a customer's satisfaction. For the year 1998, approximately 4% of sales was returned.

Dependence on Limited Number of Customers -- In 1998 approximately 13% of the Company's revenues were generated from catalog sales through one dealer, Educational Resources, Inc.

Backlog -- The Company traditionally does not have a material backlog of orders.

Government Business -- Sales of Siboney Learning Group/Gamco's computer software products are substantially dependent upon expenditures of school districts and individual schools. Although a substantial portion of Siboney Learning Group/Gamco's business is done with governmental subdivisions, such business is not subject to price renegotiation or termination for convenience of the buyer.

Environmental Impact -- Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment are not expected to materially affect the Company.

Research and Development -- Siboney Learning Group/Gamco's expenditures for research and development of new computer software products and upgrading and adapting existing software products were approximately $403,000, $440,000 and $412,000 in 1998, 1997 and 1996, respectively.

The development of Siboney Learning Group/Gamco products resulted in the release of seven new and improved titles in 1996, 65 in 1997 and 88 in 1998. As a result of continuing internal product development and the development of newly licensed software, the Company is expected to release approximately 60 new and improved titles in 1999.

Competition -- Siboney Learning Group/Gamco operates in highly competitive markets which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. A number of the Company's competitors are significantly larger and have substantially greater resources than the Company. Over the last several years, the consolidation of educational software publishers has resulted in a reduction of the number of new software titles designed for schools.

Personnel -- As of February 12, 1999, the Company had 25 full-time employees. The Company's employees are not represented by any union.

Item 2.        Properties

The Company leases 660 square feet of corporate office space under a lease which expires May 31, 2001. The Siboney Learning Group leases 2,148 square feet of separate office space under a lease which expires May 31, 2001.

Gamco owns a 23,000 square foot building in Big Spring, Texas on 12 acres. A contract has been entered into to sell the building and plans are being made to move the Gamco operation to St. Louis, Missouri, at which time the Company expects to lease approximately 5,000 to 6,000 square feet of warehouse facilities. The Company does not anticipate unusual difficulty in leasing such facilities.

Item 3.        Legal Proceedings

On October 4, 1985, a subsidiary of the Company, Siboney Communications, Inc. ("SCI"), filed a voluntary petition under Chapter 7 of the federal Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division. The proceeding remains pending; however, substantially all of the assets of SCI were sold and distributed in 1986 under supervision of the Bankruptcy Court.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


--------------------------------------------------------------------------------

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Principal Market

The Company's common stock is traded in the over-the-counter market.

(b) Stock Price and Dividend Information

The following table sets forth the high and low bid prices per share of common stock.


                  1998 Bid                                1997 Bid
-----------------------------------     ---------------------------------------
Quarter        High        Low          Quarter         High           Low
-------------------------------------------------------------------------------

First         $ .19       $ .11         First          $ .14         $ .14
Second          .16         .11         Second           .15           .14
Third           .22         .13         Third            .12           .12
Fourth          .15         .09         Fourth           .13           .11

The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

No cash dividends were paid on the Company's common stock in 1997 or 1998. The Company intends to continue its historical pattern of utilizing cash generated by operations to support future growth.

(c) Approximate Number of Holders of Common Stock

The number of holders of record of the Company's common stock as of February 12, 1999 was 16,822.


--------------------------------------------------------------------------------


Item 6.        Selected Financial Data


                                                                  Years Ended December 31,
                                        -----------------------------------------------------------------------------
                                                   1998            1997           1996           1995            1994
                                        -----------------------------------------------------------------------------

Total assets of continuing
   operations                               $   881,230     $   938,994    $ 1,440,893    $ 1,696,432     $ 1,875,057
=====================================================================================================================

Revenues from continuing
   operations                               $ 2,406,759     $ 1,957,088    $ 2,014,268    $ 2,359,492     $ 2,306,827
=====================================================================================================================

Income (loss) from continuing
   operations                               $  (124,749)    $  (571,688)   $  (315,276)   $   (98,405)    $    89,272
=====================================================================================================================

Income from discontinued
   operations [Note (a)]                    $        --     $        --    $        --    $        --     $    60,691
=====================================================================================================================

Cumulative effect on prior
   years of change in accounting
   principle                               $         --     $        --    $        --    $   (66,368)    $        --
=====================================================================================================================

Net income (loss)                          $   (124,749)    $  (571,688)   $  (315,276)   $  (164,773)    $   149,963
=====================================================================================================================

Earnings (loss) per common share [Note (b)]:
      Continuing operations                $     (0.008)       $ (0.035)      $ (0.020)      $ (0.006)        $ 0.006
      Discontinued operations                        --              --             --             --           0.004
      Cumulative effect on prior
         years of change in
         accounting principle                        --              --             --         (0.004)             --
---------------------------------------------------------------------------------------------------------------------

                                           $     (0.008)       $ (0.035)      $ (0.020)      $ (0.010)        $ 0.010
=====================================================================================================================

Weighted average number of common
   shares outstanding                        16,518,344      16,249,565     15,613,269     15,566,694      15,566,694
=====================================================================================================================

Earnings (loss) per common
   share - assuming dilution
      [Notes (b) and (c)]
      Continuing operation               $      (0.008)        $ (0.035)     $ (0.020)      $ (0.006)         $ 0.005
      Discontinued operations                        --              --             --             --           0.004
      Cumulative effect on prior
         years of change in
         accounting principle                        --              --             --        (0.004)              --
---------------------------------------------------------------------------------------------------------------------

                                         $      (0.008)       $ (0.035)      $ (0.020)      $ (0.010)         $ 0.009
=====================================================================================================================

Weighted average number of common
   and common equivalent shares
   outstanding                               16,518,344      16,249,565     15,613,269     15,566,694      16,422,782
=====================================================================================================================

Notes:

(a) Discontinued operations relate primarily to SCI. In 1994, income from discontinued operations arose from an adjustment to a liability reserve relating to SCI previously established, which management determined to be no longer necessary.

(b) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see Note 14 to the consolidated financial statements.

(c) For 1996, 1997 and 1998, options on shares of common stock were not included in computing diluted earnings per share because their effect was antidilutive.

(d) The Company has paid no cash dividends during the five years ended December 31, 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the three years ended December 31, 1998, and comments on the Company's financial position as of December 31, 1998.

Results Of Operations:

1998 in Comparison with 1997:

1998 was a major turnaround year for Siboney Learning Group as it began to realize the benefits of investments in distribution and product development made over the past two years. During 1998, the Company's consolidated revenues increased 22.9% or $449,671 to $2,406,759. Sales of new titles released in the past 18 months accounted for 73% of total sales, compared to 32% in 1997. The new titles are almost all in the Macintosh/Windows CD-ROM format which was introduced during the second half of 1997. Sales of the Company's Orchard:
Teacher's Choice Software increased approximately $396,000 to $518,063, compared to $121,992 in 1997.

Cost of product sales increased only $29,211 to $349,052. Gross profit percentage increased from 83.1% to 85.3%. The reasons for the increase in gross profit percentage were the ongoing implementation of management's plan to eliminate low margin nonproprietary products and the sale of higher priced product licenses.

Selling, general and administrative expenses remained relatively constant compared to 1997.

The Company's loss from operations for 1998 was $129,222, much less than the $590,816 in 1997. The improved results from operations were primarily for the reasons stated above.


--------------------------------------------------------------------------------

1997 in Comparison with 1996:

During 1997, the Company's consolidated revenues decreased 2.8% or $57,180 to $1,957,088. Approximately one-third of the Company's revenues in 1997 occurred as a result of sales of new products and product distribution strategies compared to minimal new product sales in 1996. A substantial drop in sales of old products, including Apple II software (which declined from approximately $281,000 in 1996 to approximately $134,000 in 1997) and non-proprietary products (which declined from approximately $279,000 in 1996 to approximately $40,000 in 1997 as a result of the Company's decision to eliminate sales of low margin products not produced by the Company), was partially offset by sales of new and newly converted titles. The Company introduced its first Windows and CD-ROM titles during the second half of 1997. The Company also improved its new
Orchard: Teacher's Choice Software by developing a universal management program that tracks student progress across all titles. The Company also continued to expand through licensing agreements.

Cost of product sales decreased $136,054 to $319,841. Even though sales and cost of sales were down, gross profit percentage increased from 76.4% to 83.1%. The reasons for the increase in gross profit percentage were the implementation of management's plan to eliminate low margin non-proprietary products and the sale of higher priced product licenses.

Selling, general and administrative expenses remained relatively constant compared to 1996.

The Company's loss from operations for 1997, primarily for the reasons above, was $590,816. In 1996, the Company reported a loss from operations of $640,046, which was offset in part by a gain from the sale of assets and other income in connection with the sale of discontinued print shop operations, resulting in a net loss for the year of $315,276.

Liquidity and Capital Resources

The Company considers its cash position and line of credit availability adequate to fund its anticipated operations and capital expenditures on a short-term and a long-term basis based on anticipated continued improvements in the level and nature of revenues and continued control of expenses. However, if such increased revenues and reduced losses or profitable operations do not continue, the Company's available line of credit could become subject to restriction, including the effect of the covenant therein to maintain the Company's net worth at not less than $500,000. Under such circumstances, the Company could be forced to reduce its operations.

Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. As a result, when moving from the year 1999 to 2000, without adjustment, such programs will assume the year 1900 rather than 2000, with various potential adverse effects. Consequently, most computer programs must be adjusted to assure that they will go forward and not backward.

The Company utilizes computer technologies throughout its business to carry on its day to day operations. Computer technologies include hardware and software used by the Company both in developing its products and in operating its business. The Company has recently converted its operating and accounting system to software which has been warranted to be Y2K compliant.

The Company is initiating communications and developing a monitoring program with all of its significant suppliers to determine Y2K compliance. While the Company is not presently aware of any significant exposure, there can be no assurance that the systems of third parties on which the Company relies will be converted in a timely manner, or that failure to convert by another company would not have a material adverse effect on the Company. Management anticipates that the most reasonably likely worst-case scenario would involve a temporary interruption of certain operations.

The cost of determining the Company's exposure to risks associated with Y2K compliance and correction is estimated to be less than $1,000 and is not deemed material to its results of operations for the fiscal year.

Educational software produced by the Company is used in conjunction with popular operating systems, namely DOS, Macintosh and the Windows series. The Company produces single title programs and multiple title programs. Single title programs which are operated in DOS have no dates in their management systems. Single title programs which the Company produces for Macintosh or Windows operating systems record student performance by raw score percentage followed by date entered, which is automatically provided by the underlying operating system. Dates used by the Company's single title programs are displayed in two digit (i.e., 07-10-98) configuration. Storage of this information is by most recent entry and is only displayed and retrieved on a "last information entered, first displayed" basis. It is not sorted on a date basis and therefore is not subject to the Y2K problem. Multiple title programs use a management system which displays dates in a four digit (i.e., 07-10-1998) configuration and thus are not subject to Y2K issues.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


--------------------------------------------------------------------------------

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information contained under the caption "Information Concerning Nominees" and "Information Concerning Executive Officers" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1999 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 11. Executive Compensation

The information contained under the captions "Executive Compensation" and "Information As To Stock Options" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1999 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership contained under the caption "Information Concerning Nominees" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1999 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption "Transactions With Issuer And Others" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 1999 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.


--------------------------------------------------------------------------------

                                     PART IV

Item 14.  Exhibits, Financial Statements, Financial Statement
          Schedule  and Reports on Form 8-K PAGE

(a)  (1)  Financial Statements: Report of Independent Certified
          Public Accountants..............................................15

          Consolidated Balance Sheet at December 31, 1998 and
          1997............................................................16

          Consolidated Statement of Stockholders' Equity for
          the Years Ended December 31, 1998, 1997 and 1996................17

          Consolidated Statement of Operations for the Years
          Ended December 31, 1998, 1997 and 1996..........................18

          Consolidated Statement of Cash Flows for the Years
          Ended December 31, 1998, 1997 and 1996..........................19

          Notes to Consolidated Financial Statements.................20 - 29

(a)  (2)  Financial Statement Schedule:

          Schedule V - Valuation and Qualifying Accounts -- 1998, 1997
          and 1996........................................................30

          All other schedules and financial statements of the Registrant only are omitted because they are not required or the information is included in the financial statements or notes thereto.

(a)  (3)  Exhibit Index...................................................32

          Management Contracts and Compensatory Plans or
          arrangements required to be filed as Exhibits:   None

(b)       Reports on Form 8-K

          No Reports on Form 8-K were filed during the fourth quarter of 1998.

--------------------------------------------------------------------------------

               Report of Independent Certified Public Accountants



Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri


We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles, and the supporting schedule presents fairly the information required to be set forth therein.



St. Louis, Missouri                  /s/ RUBIN, BROWN, GORNSTEIN & CO. LLP
February 12, 1999

                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET


                                     Assets
                                                            December 31,
                                                 ------------------------------
                                                          1998             1997
                                                 ------------------------------
Current Assets
   Cash and cash equivalents                      $    134,387     $    289,752
   Investment (Note 4)                                   8,500           27,500
   Accounts receivable (Notes 5 and 8)                 274,204          206,682
   Inventories (Notes 6 and 8)                         187,545          169,274
   Prepaid expenses and deposits                        77,774          106,646
-------------------------------------------------------------------------------
         Total Current Assets                          682,410          799,854

Property, Plant and Equipment (Notes 7, 8 and 9)       198,820          139,090
-------------------------------------------------------------------------------

                                                  $    881,230     $    938,944
===============================================================================



                      Liabilities and Stockholders' Equity

Current Liabilities
   Current portion of capitalized lease
     obligation (Note 9)                                11,828              --
   Accounts payable                                     85,508          76,634
   Accrued expenses                                    148,579         111,683
------------------------------------------------------------------------------
         Total Current Liabilities                     245,915         188,317
------------------------------------------------------------------------------

Long-Term Portion of Capitalized Lease
   Obligation (Note 9)                                  28,437              --
------------------------------------------------------------------------------

Stockholders' Equity
   Common stock:
      Authorized 20,000,000 shares at $0.10
        par value; issued and outstanding
        16,518,344 in 1998 and 1997                  1,651,835       1,651,835
   Additional paid-in capital                              300             300
   Unrealized holding gain on investment                 8,500          27,500
   Retained earnings (deficit)                      (1,053,757)       (929,008)
------------------------------------------------------------------------------
Total Stockholders' Equity                             606,878         750,627
------------------------------------------------------------------------------

                                                  $    881,230     $   938,944
===============================================================================


--------------------------------------------------------------------------------


See the accompanying notes to consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996


                                                                 Additional    Unrealized      Retained           Total
                                       Common Stock                 Paid-In       Holding      Earnings   Stockholders'
                                ---------------------------
                                       Shares        Amount         Capital          Gain     (Deficit)          Equity
                                ---------------------------------------------------------------------------------------

Balance - January 1, 1996          15,566,694   $ 1,556,670       $  27,528    $       --     $      --     $ 1,584,198

Issuance of Common Stock              200,000        20,000         (14,500)           --            --           5,500

Net Loss                                   --            --              --            --      (315,276)       (315,276)
-----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996        15,766,694     1,576,670          13,028            --      (315,276)      1,274,422

Issuance of Common Stock              765,000        76,500         (12,728)           --       (41,510)         22,262

Retirement of Common
   Stock                              (13,350)       (1,335)             --            --          (534)         (1,869)

Net Loss                                   --            --              --            --      (571,688)       (571,688)

Net Appreciation on
   Investment                              --            --              --        27,500            --          27,500
-----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1997        16,518,344     1,651,835             300        27,500      (929,008)        750,627

Net Loss                                   --            --              --            --      (124,749)       (124,749)

Net Depreciation on
   Investment                              --            --              --       (19,000)           --         (19,000)
-----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1998        16,518,344   $ 1,651,835      $      300    $    8,500  $ (1,053,757)    $   606,878
=======================================================================================================================


-----------------------------------------------------------------------------------------------------------------------


See the accompanying notes to consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                           For the Years Ended December 31,
                                       ----------------------------------------
                                            1998           1997           1996
                                       ----------------------------------------

Revenues                                2,406,759    $ 1,957,088    $ 2,014,268

Cost of Product Sales                     349,052        319,841        455,895
                                                         =======

Selling, General and Administrative
   Expenses                             2,186,929      2,228,063      2,198,419
-------------------------------------------------------------------------------

Loss from Operations                     (129,222)      (590,816)      (640,046)
-------------------------------------------------------------------------------

Other Income
   Interest income                          3,331         17,964         25,042
   Gain on sale and disposition
     of assets                                 --             --        294,542
   Miscellaneous                            1,142          1,164          5,186
-------------------------------------------------------------------------------
         Total Other Income                 4,473         19,128        324,770
-------------------------------------------------------------------------------

Provision for Income Tax (Note 11)             --             --             --
-------------------------------------------------------------------------------

Net Loss                               $ (124,749)    $ (571,688)    $ (315,276)
===============================================================================


Basic and Diluted Loss Per
  Common Share                         $   (0.008)    $   (0.035)    $   (0.020)
===============================================================================

--------------------------------------------------------------------------------


See the accompanying notes to consolidated financial statements.



                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               For The Years Ended December 31,
                                                            ------------------------------------------
                                                                   1998           1997            1996

                                                            ------------------------------------------
Cash Flows from Operations
   Net loss                                                  $ (124,749)    $ (571,688)     $ (315,276)
   Adjustments to reconcile net loss to net cash
      used in operations:
         Depreciation                                            62,743         58,244         117,651
         (Gain) loss on sales and disposition of assets              57             --       (294,542)
         Change in assets and liabilities:
            (Increase) decrease in accounts
               receivable                                       (67,522)       (54,245)         25,712
            (Increase) decrease in inventories                  (18,271)         5,665          55,297
            Decrease in prepaid expenses and
               deposits                                          28,872         53,387         146,390
            Increase in accounts payable and
               accrued expenses                                  45,770         21,846          55,237
------------------------------------------------------------------------------------------------------
Net Cash Used in Operations                                     (73,100)      (486,791)       (209,531)
------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Payments for equipment                                       (69,180)       (19,680)        (38,560)
   Proceeds from sale of assets, net of related
     selling expenses                                                --             --         419,497
------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities             (69,180)       (19,680)        380,937
------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                            --         20,393           5,500
   Net repayments under line-of-credit agreement                     --             --          (1,000)
   Principal payments on capital lease                          (13,085)            --              --
------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities             (13,085)        20,393           4,500
------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents           (155,365)      (486,078)        175,906

Cash and Cash Equivalents - Beginning of Year                   289,752        775,830         599,924
------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year                      $  134,387     $  289,752      $  775,830
======================================================================================================

Supplemental Disclosure of Cash
   Flow Information (Note 12):
   Interest paid                                            $     7,093   $        327    $         94
------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------


See the accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996


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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation computed principally using the straight-line method. Assets are depreciated over periods ranging from two to thirty-nine years.

When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the respective accounts and any gain or loss realized from disposition is reflected in operations.

Advertising

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

At December 31, 1998, $66,995 of advertising costs were capitalized. Advertising expense amounted to $393,119 in 1998, $433,640 in 1997 and $531,849 in 1996.

Revenue Recognition

Revenue from sales of educational software products is generally recognized upon product shipment, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

Right of Return

The Company maintains an "on approval" policy for most products, under which goods shipped subject to customer approval are not billed for and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. The Company also maintains a general "satisfaction guaranteed" policy under which most products may be returned within 12 months from the date of sale if the customer is dissatisfied. All conditions for revenue recognition are met at the time of sale as defined in Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists." The Company does not experience many product returns, and therefore, Company management is of the opinion that no allowance for sales returns is necessary.

Research and Development

Research and  development  costs are expensed in the year  incurred and totalled
approximately   $403,000,   $440,000  and  $412,000  in  1998,  1997  and  1996,
respectively.

Warranty Costs

The Company provides warranties on sales of educational products and all significant warranty costs are charged to operations when the costs are probable and estimatable. No allowance is deemed necessary.

Earnings (Loss) Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") in 1997. As permitted by SFAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and has provided in Note 13 pro forma disclosures of the effect on net income (loss) and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

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

2. Operations

The Company's operations consist of the publishing and distribution of educational software products through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly owned subsidiary. Sales are made through a network of independent distributors throughout the country as well as through its own catalogs and sales force.

The Company also holds interests in certain coal, oil and gas natural resources.

3. Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Based on the definition of an "operating segment" and on materiality levels, both of which are defined by SFAS 131, management has determined that it is unnecessary to disclose segment data. The adoption of SFAS 131 did not affect consolidated results of operations, financial position or cash flows of the Company, but did result in a reduction in the disclosure of segment data.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has determined that the adoption of SFAS 130 on the Company's consolidated results of operations, financial position or cash flows is not significant.

4. Investment

In accordance with Statement of Financial Standards No. 115, the investment is classified as available for sale and is carried at fair value with the net unrealized gain reflected as a component of stockholders' equity until realized. The investment listed was the result of a settlement in a bankruptcy, where prior to 1997 the Company had previously expensed the amount as a bad debt; therefore the investment is carried at no cost. The stock received in the settlement had a fair market value at December 31, 1997 of $27,500 and $8,500 at December 31, 1998.

5. Accounts Receivable

Accounts receivable consist of:

                                                    1998                1997
                                             -------------------------------

Accounts receivable                            $ 284,671           $ 256,513
Less:  Allowance for doubtful accounts            10,467              49,831
----------------------------------------------------------------------------

                                               $ 274,204           $ 206,682
============================================================================

Accounts receivable are pledged as collateral for notes payable (see Note 8).

6. Inventories

Inventories are summarized as follows:
                                                   1998                1997
                                             ------------------------------

Raw materials                                 $ 128,727           $ 104,561
Finished goods                                   58,818              64,713
---------------------------------------------------------------------------

                                              $ 187,545           $ 169,274
===========================================================================

Inventories are pledged as collateral for notes payable (see Note 8).

Inventories are net of reserve for obsolescence of $39,068 and $22,441 in 1998 and 1997, respectively.

7. Property, Plant and Equipment

Property, plant and equipment consist of:
                                                   1998                1997
                                           --------------------------------

Land and improvements                       $    29,098          $   29,098
Building and improvements                       163,397             163,397
Machinery and equipment                         281,474             172,877
Office equipment, furniture and fixtures        294,500             283,904
---------------------------------------------------------------------------
                                                768,469             649,276
Less:  Accumulated depreciation                 569,649             510,186
---------------------------------------------------------------------------

                                              $ 198,820           $ 139,090
===========================================================================


Depreciation charged against income amounted to $62,743 in 1998, $58,244 in 1997 and $117,651 in 1996.

The building and certain equipment are pledged as collateral for notes payable (see Note 8).

8. Notes Payable

The Company has a $500,000 revolving line of credit agreement with a bank. The outstanding debt is due on demand, and if no demand is made, then due on August 1, 1999. The agreement, secured by accounts receivable, equipment and inventory, requires monthly interest payments on the outstanding balance at 0.75% above the lender's prime rate. As of December 31, 1998 and 1997 no loans were outstanding under the line of credit agreement.

The revolving credit agreement with the bank requires the Company to maintain a minimum net worth of $500,000.

The weighted average interest rate was 9.17%, 9.25% and 8.90% for the years ended December 31, 1998, 1997 and 1996, respectively.

9. Capital Leases

During 1998, the Company leased computer equipment with a cost of $53,350, under a capital lease. The lease provides for interest at 6.6%, payable in monthly installments of $1,268, with final payment due in November 2001.

The future minimum annual lease payments under the capital lease are:

Year                                                        Amount
------------------------------------------------------------------

1999                                                      $ 15,216
2000                                                        15,216
2001                                                        13,948
------------------------------------------------------------------
                                                            44,380
Less:  Amount representing
  interest                                                   4,115
------------------------------------------------------------------

                                                          $ 40,265
==================================================================


10. Deferred Compensation Plan

On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan provides for matching contributions on a graduated scale, up to 3-1/2% of the employee's annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company's contribution to the 401(k) plan was $33,656 in 1998, $24,600 in 1997 and $26,246 in 1996.

11. Income Taxes

There is no provision for federal income taxes reflected in the financial statements due to the availability of net operating loss carryovers.

The net deferred tax asset includes the following components:

                                      1998              1997             1996
                               ------------------------------------------------

Deferred tax asset              $  1,801,500      $  1,765,000     $  1,555,000
Deferred tax asset valuation
   allowance                      (1,801,500)       (1,765,000)      (1,555,000)
-------------------------------------------------------------------------------

                               $          --      $         --     $         --
===============================================================================

State income taxes are shown as part of selling, general and administrative expenses.

The Company has net operating loss carryovers for federal income tax purposes of approximately $6,000,000 at December 31, 1998 available to reduce future taxable income, if any. The majority of the carryover expires at December 31, 2001 through December 31, 2010. Under the Tax Reform Act of 1986, the amount available for carryover could be reduced upon a substantial change in ownership.

In addition, the Company has investment tax credit carryovers of approximately $53,000 available to reduce future income taxes, if any, through December 31, 2000. This amount also creates a deferred tax asset of a like amount, which is offset completely by a valuation allowance.

12. Supplemental Cash Flow Information

The Company financed, through a capital lease, the purchase of equipment in the amount of $53,350 in 1998.

The Company had no significant noncash investing or financing activities for the years ended December 31, 1997 and 1996.

13. Stock Option Plans

In 1992, the Company granted options to purchase an aggregate of 1,025,000 shares of common stock to the directors of the Company. In addition, the Company granted options to purchase 175,000 shares to employees of Gamco Industries. All previously issued options either expired or were canceled prior to the issuance of the 1992 options. In 1995, the Company granted options to purchase an aggregate of 200,000 shares of common stock to a newly hired executive. In 1998, the Company granted options to purchase 600,000 shares to directors of the Company.

In 1997, the Company approved an incentive stock option plan for employees. Under the plan, the board, at its discretion, may authorize up to 800,000 shares. During 1997, the Company authorized 310,000 incentive stock options to employees to acquire 310,000 shares. During 1998, the Company granted employees options to purchase 460,000 shares. These options expire five years from the date granted or upon cessation of employment, which ever occurs earlier.

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

                                       1998              1997             1996
                                 -----------------------------------------------
Net Loss
   As reported                     $ (124,749)      $ (571,688)      $ (315,276)
   Pro forma                         (301,622)        (597,240)        (342,522)

Net Loss Per Common Share
   As reported                  $     (0.008)     $    (0.035)     $    (0.020)
   Pro forma                    $     (0.018)     $    (0.037)     $    (0.022)

The weighted-average fair value of options at date of grant for options granted during 1998, 1997 and 1996 was $0.124, $0.062 and $0.027 per option, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                      1998            1997             1996
                                    --------------------------------------------

Expected life                           5.0             3.0              1.7
Interest rate                           8.5%            8.5%             8.5%
Volatility                            134.72%          43.22%           83.03%
Dividend Yield                          --              --               --


A summary of stock option activity for 1998, 1997 and 1996 is as follows:

                                                                        Weighted
                                                                         Average
                                      Number         Price Per          Exercise
                                   Of Shares            Share              Price
                                  ----------   ---------------------------------

Balance - December 31, 1995        1,200,000      $0.0275 - $0.165       $0.0509
Granted                                   --            --                    --
Exercised                           (200,000)         $0.0275            $0.0275
Forfeited/Expired                         --            --                    --
--------------------------------------------   ---------------------------------
Balance - December 31, 1996        1,000,000      $0.0275 - $0.165       $0.0556
Granted                              310,000           $0.16               $0.16
Exercised                           (765,000)     $0.0275 - $0.16        $0.0291
Forfeited/Expired                   (135,000)     $0.0275 - $0.16        $0.1207
--------------------------------------------   ---------------------------------
Balance - December 31, 1997          410,000       $0.16 - $0.165        $0.1624
Granted                            1,060,000      $0.1275 - $0.145       $0.1295
Exercised                                 --            --                    --
Forfeited/Expired                    (40,000)     $0.1275 - $0.16        $0.1478
--------------------------------------------   ---------------------------------

Balance - December 31, 1998        1,430,000     $ 0.1275 - $0.165       $0.1384
============================================   =================================

14. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding of 16,518,344 in 1998, 16,249,565 in 1997 and 15,613,269 in 1996.

For 1996, 1997 and 1998, options on shares of common stock were not included in computing diluted EPS because their effect was antidilutive in each year.

15. Commitments

In September 1996, the Company entered into a licensing agreement with an educational software publisher. The agreement provides for the Company to pay minimum royalties of $50,000 in 1996 and $100,000 in 1997 and 1998 and $50,000
in 1999. Subsequent to 1999, the agreement is renewable annually at minimum royalties of $50,000 per year.

In March 1998, the Company entered into a licensing agreement with an educational software developer. The agreement provides for the Company to pay minimum royalties of $16,000 per year starting in 1999 and ending in 2002.

In May 1998, the Company entered into a licensing agreement with an educational software publisher. The agreement provides for the Company to pay minimum royalties of $30,000 in 1999, $60,000 in 2000 and $90,000 in 2001. Earned
royalties can be credited against the applicable guaranteed amount. Subsequent to 2001, the agreement is automatically renewable based upon royalties earned of at least $30,000 per year.

--------------------------------------------------------------------------------

                               SIBONEY CORPORATION
--------------------------------------------------------------------------------


                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                      Additions                      Deductions
                                                                 -------------------    --------------------------------
                                                  Balance at           Charged to            Charges for      Balance at
                                                   Beginning            Costs and          Which Reserve             End
Description                                        of Period             Expenses            Was Created       of Period
------------------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet from the
  assets to which they apply:
      Accounts receivable allowance
         for doubtful accounts
            1996                                  $   47,130            $   3,417           $       (844)     $   49,703
            1997                                      49,703                4,154                 (4,026)         49,831
            1998                                      49,831                   --                (39,364)         10,467
      Inventory valuation account
            1996                                      53,775               21,547                  8,703          66,619
            1997                                      66,619                   --                 44,178          22,441
            1998                                      22,441               18,673                  2,046          39,068
Investments in natural resources
   allowance for depreciation and
   cost depletion of natural resources
            1996                                     145,821                   --                     --         145,821
            1997                                     145,821                   --                     --         145,821
            1998                                     145,821                   --                     --         145,821

------------------------------------------------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        Siboney Corporation



Date:  March 29, 1999                   BY: /s/ Timothy J. Tegeler
     -------------------                   -------------------------------------
                                           Timothy J. Tegeler
                                           President and Chief Executive
                                           and Financial Officer and
                                           Principal Accounting Officer


Date:  March 29, 1999                   BY: /s/ Timothy J. Tegeler
     -------------------                   -------------------------------------
                                           Timothy J. Tegeler, Director


Date:                                   BY:
     -------------------                   -------------------------------------
                                           Thomas G. Keeton, Director


Date:  March 29, 1999                   BY: /s/ Rebecca M. Braddock
     -------------------                   -------------------------------------
                                           Rebecca M. Braddock, Director


Date:  March 29, 1999                   BY: /s/ Alan G. Johnson
     -------------------                   -------------------------------------
                                           Alan G. Johnson, Director


Date:  March 29, 1999                   BY: /s/ Ernest R. Marx
     -------------------                   -------------------------------------
                                           Ernest R. Marx, Director


--------------------------------------------------------------------------------

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------


Exhibit No.                     Description
-----------                     -----------


     3(a)         Amended  and  Restated  Articles  of  Incorporation,  filed as
                  Exhibit 3(a) to the Company's Report on Form 10-K for the year ended December 31, 1986 (the "1986 10-K") and incorporated herein by this reference

     3(b)         Bylaws,   filed  as   Exhibit   3(b)  to  the  1986  10-K  and
                  incorporated herein by this reference

     4(a)         Siboney Corporation 1997 Incentive Stock Option Plan, filed as
                  Exhibit 4.1 to the Company's Form S-8  Registration  Statement
                  (Commission file no. 333-35247, and incorporated herein by this reference.)

     10(a) Line of Credit Note, as amended, between the Company and Southwest Bank of St. Louis dated June 12, 1997, filed as
                  Exhibit 10(a) to the Company's Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K") and incorporated herein by this reference.

     10(b) Restated and Amended Coal Lease between the Company and Mountaineer Land Company dated May 15, 1987, filed as Exhibit 10(b) to the 1997 10-K and incorporated herein by this reference.

     10(c) Software Distribution and License Agreement between the Company and Merit Audio Visual, Inc. dated September 4, 1996, filed as Exhibit 10(c) to the 1997 10-K and incorporated herein by this reference.

     21           Subsidiaries of the Company, filed herewith

     23 Consent of Rubin, Brown, Gornstein & Co. LLP, Independent Auditors, filed herewith

     27           Financial Data Schedule (filed in EDGAR version only)


--------------------------------------------------------------------------------