Form 10-Q
period 1999-03-31
SIBONEY CORP
filed 1999-05-13
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)   Quarterly report for the quarterly period ended March 31, 1999

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

34 S. Brentwood Blvd., Ste 211, P.O. Box 16184, St. Louis, MO 63105

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
$.10 per share

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet, March 31,
         1999 and December 31, 1998                                          3

         Condensed Consolidated Statement of Operations,
         Three Months Ended March 31, 1999 and March 31, 1998                4

         Condensed Consolidated Statement of Cash Flows, Three
         Months Ended March 31, 1999 and March 31, 1998                      5

         Notes to Condensed Consolidated Financial                           6
         Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       7


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  11

Exhibit Index                                                               12

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets

                                                                    DECEMBER 31,
                                                 March 31,          1998 (SEE
                                                    1999            NOTE BELOW)
Current Assets
 Cash and cash equivalents                     $   110,082        $    134,387
 Investment                                          8,500               8,500
 Accounts and notes receivable                     545,348             274,204
 Inventories (Note 2)                              218,819             187,545
 Prepaid expenses and deposits                     144,563              77,774
                                               -----------        ------------
  Total Current Assets                           1,027,312             682,410

Property, Plant and Equipment (Net of
accumulated depreciation of $581,462 at
March 31, 1999 and $569,649 at December
31, 1998)                                          190,953             198,820
                                               -----------        ------------
                                               $ 1,218,265        $    881,230
                                               ===========        ============


                      Liabilities and Stockholders' Equity

Current Liabilities
 Current Portion Long Term Debt                $    13,155         $    11,828
 Note payable (Note 3)                             126,097                  --
 Accounts payable                                  154,126              85,508
 Accrued expenses                                  221,582             148,579
                                                   -------         -----------
  Total Current Liabilities                        514,960             245,915

Long Term Debt                                      23,955              28,437
                                              ------------         -----------
    Total Liabilities                              538,915             274,352


Stockholders' Equity
 Common stock:
   Authorized 20,000,000 shares at $0.10
    par value; issued and outstanding
    16,518,344 shares                           1,651,835            1,651,835
 Unrealized holding gain on investment              8,500                8,500
 Additional paid-in capital                           300                  300
 Retained earnings (deficit)                     (981,285)          (1,053,757)
                                              ------------         ------------
    Total Stockholders' Equity                    679,350              606,878
                                              ------------         -----------
                                              $ 1,218,265          $   881,230
                                              ============         ===========

NOTE: The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date and condensed.

     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS




                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                              ----------------------------------
                                                   1999                   1998
                                                   ----                   ----

Revenues                                      $  842,854            $   521,682
Cost of Product Sales                            149,117                 75,655
Selling, General and
Administrative Expenses                          615,327                529,153
                                              -----------            -----------

Income (Loss) from Operations                     78,410                (83,126)
                                              -----------            -----------
Other Income (Expense)
 Interest Income (Expense)                        (1,649)                  (398)
 Miscellaneous                                    (4,289)                (1,278)
                                              -----------            -----------
Total Other Income (Expense)                      (5,938)                (1,676)
                                              -----------            -----------

Net Income (Loss)                             $   72,472            $   (84,802)
                                              ==========            ============
Weighted Average Shares Outstanding
                                              16,518,344             16,432,844
                                              ===========           ============
Basic and Diluted Income (Loss) per
Common Share                                  $     .004            $     (.005)
                                              ===========           ============


     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                         1999            1998
                                                         ----            ----
Cash Flows from Operations
  Net income (loss) from continuing operations           72,472       $( 84,802)
  Adjustments to reconcile net income (loss) from
    continuing operations to net cash provided by
    continuing operations:
      Depreciation                                       11,813          14,407
      Change in assets and liabilities:
        Increase in accounts and notes                  271,144)       (138,509)
       receivable
     Increase in inventory                              (31,274)         (6,881)
         Decrease in prepaid expenses
           and deposits                                 (66,789)        (30,113)
         Decrease in accounts payable
           and accrued expenses                         141,621          87,738
                                                      ----------      ----------
Net Cash Used in Operations                            (143,301)       (158,160)
                                                      ----------      ---------

Cash Flows from Investing Activities
 Payments for equipment                                  (3,946)        (21,022)
                                                      ----------      ----------

Cash Flows from Financing Activities
 Borrowing under line-of-credit agreement               115,000          44,000
 Payment on long-term debt                               (3,155)         (4,922)
 Net advances from note payable                          11,097              --
                                                      ----------      ----------
Net Cash Provided by Financing Activities               122,942          39,078
                                                      ----------      ----------

Net Decrease in Cash and Cash Equivalents               (24,305)       (140,104)


Cash and Cash Equivalents - Beginning of Period         134,387         289,752
                                                      ----------       ---------

Cash and Cash Equivalents - End of Period             $ 110,082       $ 149,648
                                                      ==========      ==========


Supplemental Disclosure of Cash Flow Information
 Interest Paid                                        $   2,064       $   1,900
                                                      ----------      ----------
 Non cash investing activities for the 3 months ended March 31, 1999 included a capital lease for equipment of $53,350



     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statement of operations for the three-month periods ended March 31, 1999 and 1998 and the condensed consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 1999 and for all periods have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.


2.   INVENTORIES

     Inventories consist of the following:


                                     MARCH 31, 1999          DECEMBER 31, 1998
                                     --------------          -----------------
     Raw materials                     $ 106,702                 $ 128,727
     Finished goods                      112,117                    58,818
                                        --------                  --------
                                       $ 218,819                 $ 187,545
                                       =========                  ========

3.   NOTE PAYABLE

     The Company has a revolving line of credit agreement with a bank which provides funds based on 75% of eligible receivables, as defined by the agreement, with a maximum of $500,000. The outstanding debt is due on demand, and if no demand is made, then on August 1, 1999. The agreement, secured by accounts receivable, equipment and inventory, requires monthly interest payments on the outstanding balance at 0.75% above the lender's prime rate. As of March 31, 1999 there was $115,000 outstanding under the line of credit agreement. As of December 31, 1998 no loan was outstanding under the agreement.

                      SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software. The Company has served the educational market for more than 35 years. The Company's main business is publishing proprietary educational software in math, reading and language arts for students and teachers in grades kindergarten through grade 12. This software motivates students to master key skills which are stressed on standardized tests and in textbooks. Siboney Learning Group/Gamco sells through a network of independent distributors throughout the United States as well as through its own catalogs and sales force. Popular Gamco software titles include Money Challenge, Discover Time, the Touchdown Math series, Undersea Reading for Meaning and new titles including Reading Concepts, Paragraph Power and Reading for Critical Thinking. The Company publishes over 200 titles for Macintosh, Windows, DOS and Apple II operating systems.

The Company also has certain natural resources interests, including coal, oil and gas, through several subsidiaries.

OVERVIEW OF THE COMPANY

Since its inception in 1995, the Siboney Learning Group Division has focused on two priorities: 1) increasing distribution channels to schools for its instructional software titles and 2) accelerating product development of new proprietary titles and new versions of existing proprietary titles for new computer platforms.

In addition to selling its GAMCO software to K-12 schools through the leading national software catalog dealers, other school software dealers and through its own direct catalogs, the Company has set up two new channels to reach schools more effectively and aggressively. Orchard Teacher's Choice Software, which offers a comprehensive curricular solution with universal management, is sold through a network of 30 dealers with protected or exclusive territories whose sales representatives call on schools. These dealers sell the more expensive Orchard packaged product to schools and to school districts looking for an integrated learning system.

The Company has also built an Inside Sales force of six sales representatives who focus on selling software titles to the Company's 12,000 school customers and 40,000 additional prospects.

The Company has drastically accelerated its product development through internal development and through licensing transactions. During 1998, the Company released 29 products for Windows, 25 titles for Macintosh and 34 new CD-ROMs titles that can be used on Macintosh and Windows computers. In addition, the Company signed two new licensing agreements with outside developers that will allow the Company to offer new and tested product offerings in two curricular

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

areas which are growing in importance. In March 1998 the Company signed a licensing agreement with ELS, Inc. to enhance and publish its Memory Master series of software titles that teach phonics, sight words and spelling to young learners. In May 1998, the Company signed a licensing agreement with NECTAR Foundation to revise and distribute its highly successful series of innovative math titles that reflect the National Council of Teachers of Mathematics' Standards. These two new series were released in the first quarter of 1999. The Company continues to explore other licensing opportunities during 1999.

The Company's revenue growth and success in 1998 and the first quarter of 1999 can be directly attributed to its increased distribution to schools and its stream of new titles and new versions which are meeting schools' needs for quality content on new computer platforms. During 1999, the Company expects to release approximately 60 new and improved titles.

RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 1999 vs. MARCH 31, 1998

Total revenues increased 61.6% during the three month period ended March 31,1999 compared to the same period in 1998, reflecting higher sales of the Siboney Learning Group/Gamco division. Ninety percent of Siboney Learning Group's sales were generated by products released over the past 21 months. Sales of Orchard Teachers Choice Software increased 209% while sales of Gamco's Mac/Win CD's increased 288%.

Cost of product sales increased during the quarter compared to the previous year's quarter due to higher revenues and the effect of higher royalties paid. As a percentage of revenue, cost of product sales increased to 17.7% compared to 14.5% in the prior year, primarily due to royalties paid on sales of newly licensed software titles. The Company expects the cost of sales as a percentage of revenue to remain higher compared to 1998 as a result of the increased sales of products on which the Company owes royalty payments.

Selling, general and administrative expenses increased during the quarter ended March 31, 1999 compared to the same quarter in 1998, primarily due to higher advertising costs, marketing expenses, salary and commission expenses and general office expenses.

The Company's net income for the first quarter of 1999, primarily for the reasons above, was $72,472, compared to a loss of $84,802 in the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

Sales at Siboney Learning Group/Gamco increased during February and March 1999, compared with November and December 1998, consistent with our experience in the previous year. As a result, cash decreased at March 31, 1999, compared to December 31, 1998, in order to pay the increased level of expenses (including increased prepaid expenses, primarily due to the cost of catalog mailings during February 1999) associated with higher sales and fund the resultant higher level of accounts receivable at March 31, 1999.

Note payable also increased at March 31, 1999 compared to December 31, 1998 as a result of the Company drawing down on its line-of-credit to meet increased working capital requirements associated with higher sales and related expenses during the fist quarter.

Accounts payable increased at March 31, 1999, primarily due to the expense of printing and mailing catalogs and the Company's Annual Report. This is consistent with the Company's experience in previous years.

Accrued expenses increased at March 31, 1999, as a result of royalties due on higher sales of licensed software titles.

The net worth of the Company at March 31, 1999 was $679,350 compared to $606,878 at December 31, 1998, as a result of the retention of earnings during the three month period.

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

Educational software produced by the Company is used in conjunction with popular operating systems, namely Macintosh, DOS and the Windows series. The Company produces single title programs and multiple title programs. Single title programs which are operated in DOS have no dates in their management systems. Single title programs which the Company produces for Macintosh or Windows operating systems record student performance by raw score percentage followed by date entered, which is automatically provided by the underlying operating system. Dates used by the company's single title programs are displayed in two digit (i.e., 07-10-99) configuration. Storage of this information is by most recent entry and is only displayed and retrieved on a "last information entered, first displayed" basis. It is not sorted on a date basis and therefore is not subject to the Y2K problem. Multiple title programs use a management system which displays dates in a four digit (i.e., 07-10-1999) configuration and thus are not subject to Y2K issues.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


      a)   Exhibits: See Exhibit Index on page 12.

      b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SIBONEY CORPORATION



Date: May 12, 1999                            By:  /s/ Timothy J. Tegeler
                                                  ------------------------------
                                                  Timothy J. Tegeler
                                                  President, Chief Executive
                                                  Officer and Chief Financial
                                                  Officer

                                  EXHIBIT INDEX



    Exhibit Number         Description                               Page
    --------------         -----------                               ----

           27(a)           Financial Data Schedule
                           (Filed in EDGAR version only)               13