Form 10-Q
period 1999-06-30
SIBONEY CORP
filed 1999-08-03
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)      Quarterly report for the quarterly period ended June 30, 1999

                                       OR

( ) Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

Commission file number  1-3952

                               SIBONEY CORPORATION
             (Exact name of registrant as specified in its charter)

             Maryland                                           73-0629975
 (State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
 incorporation or organization)

34 N. Brentwood Blvd., Ste. 211, P.O. Box 16184, St. Louis, MO          63105
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

         Title of class of                             Number of Shares
           common stock                       outstanding as of this Report Date
         -----------------                    ----------------------------------

     Common stock, par value                              16,525,344
     $.10 per share

                                      INDEX
                                      -----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet, June 30,
        1999 and December 31, 1998                                           3

        Condensed Consolidated Statement Of Operations,
        Three Months and Six Months Ended June 30, 1999 and
        June 30, 1998                                                        4

        Condensed Consolidated Statement of Cash Flows, Six
        Months Ended June 30, 1999 and June 30, 1998                         5

        Notes to Condensed Consolidated Financial
        Statements                                                           6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  7


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    12

Signatures                                                                  12

Exhibit Index                                                               13

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets

                                                                    DECEMBER 31,
                                                 June 30,            1998 (SEE
                                                  1999               NOTE BELOW)
- --------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents                     $ 193,870           $    134,387
 Investment                                       10,500                  8,500
 Accounts and notes receivable                   650,598                274,204
 Inventories (Note 2)                            184,696                187,545
 Prepaid expenses and deposits                    69,496                 77,774
                                             -----------           ------------
         Total Current Asset                   1,109,160                682,410

Property, Plant and Equipment
  (Net of accumulated depreciation
  of $596,258 at June 30, 1999 and
  $569,649 at December 31, 1998)                 225,121                198,820
                                             -----------           ------------

Capitalized Software Development Costs
  (Net of accumulated amortization of
  $1,673 at June 30, 1999 - Note 3)              100,824                    --
                                              ----------           ------------
                                             $ 1,435,105           $    881,230
                                             ===========           ============

                      Liabilities and Stockholders' Equity

Current Liabilities
 Current portion long term debt              $    21,396            $    11,828
 Note payable (Note 4)                           155,000                     --
 Accounts payable                                 55,658                 85,508
 Accrued expenses                                147,407                148,579
                                             ------------           -----------
         Total Current Liabilities               379,461                245,915

Long Term Debt                                    45,736                 28,437
                                             ------------           -----------
    Total Liabilities                            425,197                274,352


Stockholders' Equity
 Common stock
  Authorized 20,000,000 shares at
  $0.10 par value; issued and outstanding
  16,525,344 and 16,518,344 at
  June 30, 1999 and December 31, 1998
  respectively                                 1,652,535              1,651,835
 Unrealized holding gain on investment            10,500                  8,500
 Additional paid-in capital                          493                    300
 Retained earnings (deficit)                    (653,620)            (1,053,757)
                                           -------------            -----------
   Total Stockholders' Equity                  1,009,908                606,878
                                            ------------           ------------
                                             $ 1,435,105            $   881,230
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


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                          SIX MONTHS ENDED                        THREE MONTHS ENDED
                                               JUNE 30,                                 JUNE 30,
 -----------------------------------------------------------------------------------------------------
                                        1999                1998                1999                1998
                                        ----                ----                ----                ----
 Revenues                           $1,918,617           1,322,326           1,075,763            800,644

 Cost of Product Sales                 289,942             176,239             140,825            100,584

 Selling, General and
 Administrative Expenses             1,188,702           1,066,791             573,375            537,638
                                    ----------         -----------         -----------         ----------
 Income from Operations
                                       439,973              79,296             361,563            162,422
                                    ----------         -----------         -----------         ----------
 Other Income (Expense)
  Interest Income (Expense)             (5,690)             (3,418)             (4,041)            (3,020)
  Miscellaneous                        (34,146)            (10,924)            (29,857)            (9,646)
                                    -----------        -----------         -----------        -----------
 Total Other Income (Expense)          (39,836)            (14,342)            (33,898)           (12,666)
                                    -----------        -----------         -----------        -----------

 Net Income                         $  400,137          $   64,954          $  327,665         $  149,756
                                   ===========         ===========         ===========         ==========

 Weighted Average Shares
  Outstanding
                                    16,519,659          16,517,193          16,520,959         16,517,193
                                   ===========         ===========         ===========         ==========

 Basic and Diluted Income
  per Common Share
                                    $     .024             $  .004             $  .020           $  .009
                                   ===========         ===========         ===========         =========



     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                         1999             1998
                                                         ----             ----

 Cash Flows from Operations
     Net income from continuing operations           $ 400,137        $  64,954
     Adjustments to reconcile net income from continuing operations to net cash provided by continuing operations:

      Depreciation                                      26,609           31,505
      Amortization                                       1,673               --

      Change in assets and liabilities:

        Increase in accounts and notes                (376,394)        (220,624)
        receivable

        (Increase) decrease in inventory                 2,849          (18,561)

        Decrease in prepaid expenses
          and deposits                                   8,278           16,998

        Decrease in accounts payable
          and accrued expenses                         (31,022)          (8,432)
                                                     ----------       ----------

 Net Cash Provided by (Used in) Operations              32,130         (134,160)
                                                     ----------       ----------

 Cash Flows from Investing Activities

  Payments for equipment                               (17,101)         (29,544)
  Capitalized software development costs              (102,497)              --
                                                     ----------       ---------

 Net Cash Used in Investing Activities                (119,598)         (29,544)
                                                    ----------       ----------

 Cash Flows from Financing Activities

  Borrowing under line-of-credit agreement             155,000           94,000
  Payment on long-term debt                             (8,942)          (7,941)
  Proceeds from issuance of common stock                   893               --
                                                     ----------       ---------

 Net Cash Provided by Financing Activities             146,951           86,059
                                                     ----------       ---------
 Net Increase (Decrease) in Cash
   and Cash Equivalents                                 59,483          (77,645)

 Cash and Cash Equivalents -
    Beginning of Period                                134,387          289,752
                                                    ----------        ---------

 Cash and Cash Equivalents -
   End of Period                                    $ 193,870         $ 212,107
                                                   ==========         ==========

Supplemental Disclosure of Cash
  Flow Information

 Interest Paid                                      $   6,602         $   5,625
                                                   ----------          ---------

 Non cash investing activities for
   the 6 months ended June 30, 1999
   included a capital lease for
   equipment of $35,809


     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statement of operations for the six-month and the three-month periods ended June 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1999 and for all periods have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

    Inventories consist of the following:


                               JUNE 30, 1999            DECEMBER 31, 1998
                               -------------            -----------------

    Raw materials                $ 82,862                  $ 128,727

    Finished goods                101,834                     58,818
                                  -------                   --------
                                 $184,696                  $ 187,545
                                 ========                   ========



3.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point in which the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a straight-line basis over a period of five years. Amortization expense charged against earnings amounted to $1,673 for the six months ended June 30, 1999.

4.   NOTE PAYABLE

     The Company has a revolving line of credit agreement with a bank which provides funds based on 75% of eligible receivables, as defined by the agreement, with a maximum of $500,000. The outstanding debt is due on demand, and if no demand is made, then on August 1, 2000. The agreement, secured by accounts receivable, equipment and inventory, requires monthly interest payments on the outstanding balance at 0.75% above the lender's prime rate. As of June 30, 1999 there was $155,000 outstanding under the line of credit agreement. As of December 31, 1998 no loan was outstanding under the agreement. Subsequent to the end of the quarter, the Company has repaid the line-of-credit balance in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged, through its Siboney Learning Group Division and Gamco Industries, Inc. ("Gamco"), a wholly-owned subsidiary, in the publishing and distribution of educational software. The Company has served the educational market for more than 35 years. The Company's main business is publishing proprietary educational software in math, reading and language arts for students and teachers in grades kindergarten through grade 12. This software motivates students to master key skills which are stressed on standardized tests and in textbooks. Siboney Learning Group/Gamco sells through a network of independent distributors throughout the United States as well as through its own catalogs and sales force. Popular Gamco software titles include Money Challenge, Discover Time, the Touchdown Math series, Undersea Reading for Meaning and new titles including Reading Concepts, Paragraph Power and Reading for Critical Thinking. The Company publishes over 200 titles for Windows, Macintosh, DOS and Apple II operating systems.

The Company also has certain natural resource interests, including coal, oil and gas, through several subsidiaries.

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

The Company has also built an inside sales force of six sales representatives who focus on selling software titles to the Company's 12,000 school customers and 40,000 additional school prospects.

The Company has recently entered into distribution arrangements with two resellers who will take selected titles from the Company to create software bundles sold directly to consumers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has drastically accelerated its product development through internal development and through licensing transactions. After releasing over 80 new titles or versions in 1998, the Company has introduced 27 new math and reading titles in 1999 for the Macintosh and Windows hybrid CD-ROM format. The math titles focus on key concepts stressed in the National Council of Teachers of Mathematics Standards which have been incorporated into most state-specific standards. The early reading titles emphasize phonics and phonemic awareness for grades K-2.

In addition, the Company signed agreements to create two more major new series in 1999 which will be launched in early 2000. The Company will publish a new science series for grades 4-8 which is currently being developed and tested by the NECTAR Foundation. The Company is also working with several successful reading authors to create a new reading comprehension series for grades 1-4.

The Company also completed the final steps of its planned relocation from Big Spring, Texas to Saint Louis, Missouri during this quarter by moving its customer service and distribution center operations to Saint Louis. In July the Company closed the sale of its former Texas facility.

The Company's revenue growth and success in 1999 can be directly attributed to its increased distribution to schools and its stream of new titles and new versions which are meeting schools' needs for quality content on new computer platforms. The Company now believes it is in a position to explore how to deliver special versions of its software to home schoolers and consumers, two customer groups that it does not currently reach, through the Internet and e-commerce in 2000.

  RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

               THREE MONTHS ENDED JUNE 30, 1999 vs. JUNE 30, 1998

During the second quarter of 1999, total revenues increased 34.4% or $275,119 to $1,075,763 compared to the same period ended June 30,1998, reflecting higher sales at the Siboney Learning Group/Gamco division. Ninety three percent of Siboney Learning Group's sales were generated by products developed and released during the past 24 months. Sales of Orchard Teachers Choice Software increased 149% while sales of Gamco's Mac/Win CD's increased 103%.

Cost of product sales increased 40% or $40,241 to $140,825 during the quarter compared to the previous year's quarter due to higher revenues and the effect of higher royalties paid. As a percentage of revenues, cost of product sales increased to 13.1% compared to 12.6% in the prior year, primarily due to royalties paid on sales of newly licensed software titles. The Company expects the cost of sales as a percentage of revenue to remain higher compared to 1998 as a result of the increased sales of products, mainly its Math Concepts titles, on which the Company owes royalty payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Selling, general and administrative expenses increased 6.6% or $35,737 to $573,375 during the quarter ended June 30, 1999 compared to the same quarter in 1998, primarily due to higher expenses for salaries and related payroll expenses, office supplies, rent and telephone.

Total other expenses increased during the second period of 1999 compared to the same period in 1998 due to relocation expenses incurred. The Company completed the relocation of its distribution center from Big Spring, Texas to Saint Louis, Missouri the last part of June, 1999.

The Company's net income for the second quarter of 1999, primarily for the reasons above, was $327,665, an increase of 118.8% or $177,909 better than the same quarter of 1998.

                SIX MONTHS ENDED JUNE 30, 1999 vs. JUNE 30, 1998

Revenues increased 45.1% or $596,291 to $1,918,617 during the six month period ended June 30, 1999 compared to the same period in 1998. Higher sales at Siboney Learning Group/Gamco were the result of new products developed and released in the past 24 months and new school distribution strategies. The Company has repositioned itself to deliver new titles and new formats perceived to be desirable by the school educators it serves. Siboney Learning Group's established network of Orchard dealers is producing stronger sales of more expensive curriculum-based solutions in addition to the single program titles historically sold by the Company through catalogs.

Cost of product sales increased 64.5% or $113,703 during the six months ended June 30, 1999 compared to the same period in 1998 due to higher revenues and the effect of higher royalties paid. As a percentage of revenues, costs of product sales increased to 15.1% compared to 13.3% in the prior year, primarily due to royalties paid on sales of newly licensed software titles. The Company expects to cost of sales as a percentage of revenue to remain higher compared to 1998 as a result of the increased sales of products on which the Company owes royalty payments.

Selling, general and administrative expenses increased 11.4% or $121,911 to $1,188,702 during the six month period ended June 30, 1999 compared to the same period in 1998, primarily due to higher advertising costs, higher salaries, related payroll expenses, offices supplies, rent and telephone.

Total other expenses increased $25,494 during the second half of 1999 compared to 1998 primarily due to relocation expenses incurred for the relocation of the Company's distribution center from Big Spring, Texas to Saint Louis, Missouri.

The Company's net income for the six month period ended June 30, 1999 primarily for the reasons stated above, was $400,137, an increase of 516% or $335,183 better than the same period in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                         LIQUIDITY AND CAPITAL RESOURCES

Cash increased at June 30, 1999 to $193,870 compared to $134,387 at December 31, 1998.

Accounts receivable increased 137.3% or $376,394 to $650,598 compared to receivables of $274,204 at December 31, 1998 due to the higher sales volume at Siboney Learning Group/Gamco during May and June 1999, compared with November and December 1998. This was consistent with Siboney Learning Group/Gamco's experience in the previous year.

Note payable increased at June 30, 1999 compared to December 31, 1998 as a result of the Company drawing down on its line-of-credit to meet increased working capital requirements associated with higher sales during the second quarter. The Company has repaid the line-of-credit in full since the end of the second quarter.

Long-term debt increased at June 30, 1999 compared to December 31, 1998 due to a capitalized lease incurred for new computer equipment.

The net worth of the Company at June 30, 1999 was $1,009,908 compared to $606,878 at December 31, 1998, as a result of the retention of earnings during the six month period.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits: See Exhibit Index on page 13.

        b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SIBONEY CORPORATION



Date: July 30, 1999                     By: /s/ Timothy J. Tegeler
                                            ------------------------------------
                                            Timothy J. Tegeler
                                            President, Chief Executive
                                            Officer and Chief Financial
                                            Officer

                                  EXHIBIT INDEX



    Exhibit Number    Description                                      Page
    --------------    -----------                                      ----
           27(a)      Financial Data Schedule
                      (Filed in EDGAR version only)                     14