Form 10-Q
period 1999-09-30
SIBONEY CORP
filed 1999-11-08
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)    Quarterly report for the quarterly period ended September 30, 1999

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
      $.10 per share

                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet, September 30,
          1999 and December 31, 1998                                   3

          Condensed Consolidated Statement Of Operations,
          Three Months and Nine Months Ended September 30, 1999
          and September 30, 1998                                       4

          Condensed Consolidated Statement of Cash Flows,
          Nine Months Ended September 30, 1999 and
          September 30, 1998                                           5

          Notes to Condensed Consolidated Financial
          Statements                                                   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            11

Signatures                                                            11

Exhibit Index                                                         12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets

                                                                    December 31,
                                                  September 30,      1998 (See
                                                      1999          note below)
--------------------------------------------------------------------------------

Current Assets
 Cash and cash equivalents                        $  437,915       $    134,387
 Investment                                            7,000              8,500
 Accounts and notes receivable                       365,069            274,204
 Inventories (Note 2)                                182,799            187,545
 Prepaid expenses and deposits                        86,950             77,774
                                                 -----------       ------------
         Total Current Asset                       1,079,733            682,410

Property, Plant and Equipment (Net of
accumulated depreciation of $455,668 at
September 30, 1999 and $569,649 at
December 31, 1998)
                                                     186,796            198,820
                                                 -----------        -----------

Capitalized Software Development Costs
(Net of accumulated amortization of
$3,746 at September 30, 1999 - Note 3)              145,986                 --
                                                 ----------        ------------

                                                $ 1,412,515        $    881,230
                                                ===========        ============

                Liabilities and Stockholders' Equity

Current Liabilities
 Current portion long term debt                   $  21,905         $    11,828
 Accounts payable                                    68,814              85,508
 Accrued expenses                                   166,752             148,579
                                                -----------        ------------
         Total Current Liabilities                  257,471             245,915

Long Term Debt                                       39,988              28,437

    Total Liabilities                               297,459             274,352

Stockholders' Equity
 Common stock
  Authorized 20,000,000 shares at $0.10 par
  value; issued and outstanding 16,525,344
  and 16,518,344 at September 30, 1999 and
  December 31, 1998 respectively
 Unrealized holding gain on investment            1,652,535           1,651,835
 Additional paid-in capital                           7,000               8,500
 Retained earnings (deficit)                            493                 300
    Total Stockholders' Equity                     (544,972)         (1,053,757)
                                                -----------       -------------
                                                  1,115,056             606,878
                                                -----------       -------------

                                                 $1,412,515         $   881,230
                                                ===========        ============


NOTE: The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date and condensed.

     See accompanying notes to condensed consolidated financial statements.


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                               Nine Months Ended               Three Months Ended
                                                 September 30,                    September 30,
----------------------------------------------------------------------------------------------------
                                        1999              1998              1999             1998
                                        ----              ----              ----             ----

Revenues                            $ 2,647,766        1,918,734           729,149          596,408

Cost of Product Sales                   401,287          260,708           111,345           84,469

Selling, General and
Administrative Expenses               1,775,524        1,589,080           586,822          522,289
                                    ------------      -----------       -----------      ----------

Income from Operations                  470,955           68,946            30,982          (10,350)
                                    ------------      ----------       -----------      -----------
Other Income (Expense)
 Gain on Sale of Assets                  86,759              --             86,759               --
 Interest Income (Expense)               (6,745)          (3,592)           (1,055)            (174)
 Miscellaneous                          (42,184)         (16,976)           (8,038)          (6,052)
                                   ------------      -----------       -----------      -----------
Total Other Income (Expense)             37,830          (20,568)           77,666           (6,226)
                                   ------------      -----------       -----------      -----------

Net Income                          $   508,785       $   48,378        $  108,648       $  (16,576)
                                   ============      ===========       ===========      ===========

Weighted Average Shares
Outstanding                          16,525,344       16,518,344        16,525,344       16,518,344
                                   ============      ===========       ===========      ===========

Basic and Diluted Income
per Common Share                       $   .031          $  .003           $  .007          $ (.001)
                                   ============      ===========       ===========       ==========


     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                        1999             1998
                                                        ----             ----
Cash Flows from Operations
    Net income from continuing operations           $ 508,785        $  48,378
    Adjustments to reconcile net income
      from continuing operations to net
      cash provided by continuing operations:

     Depreciation                                      44,830           46,296
     Amortization                                       3,746               --
     Gain on sale of assets                           (86,759)              --

     Change in assets and liabilities:

       Increase in accounts and notes                 (90,865)        (157,940)
         receivable

       (Increase) decrease in inventory                 4,746          (23,768)

           Increase in prepaid expenses
             and deposits                              (9,176)          (6,037)

           Increase in accounts payable
             and accrued expenses                       1,479           63,224
                                                    -----------      ---------
Net Cash Provided by (Used in) Operations             376,786          (29,847)
                                                    -----------      ---------
Cash Flows from Investing Activities
 Payments for equipment                               (66,577)         (52,332)
 Capitalized software development costs              (149,732)              --
 Proceeds from sale of asset                          156,339               --
                                                    ----------       ---------
Net Cash Used in Investing Activities                 (59,970)         (52,332)
                                                   ----------       ----------

Cash Flows from Financing Activities
 Payment on long-term debt                            (14,181)         (10,997)
 Proceeds from issuance of common stock                   893               --

Net Cash Provided by Financing Activities             (13,288)         (10,997)
                                                   ----------       ----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                303,528          (93,176)

Cash and Cash Equivalents -
  Beginning of Period                                 134,387          289,752
                                                   ----------       ----------

Cash and Cash Equivalents -
  End of Period                                     $ 437,915        $ 196,576
                                                   ==========       ==========

Supplemental Disclosure of
  Cash Flow Information

 Interest Paid                                      $   6,602       $   6,408
                                                  -----------       ---------
 Non cash investing activities
 for the 9 months ended September 30, 1999 included a capital lease for equipment of $35,809


     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998


1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statement of operations for the nine-month and the three-month periods ended September 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1999 and for all periods have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.


2.    INVENTORIES

      Inventories consist of the following:


                               September 30, 1999          December 31, 1998
                               ------------------          -----------------

       Raw materials                $ 89,849                    $ 128,727

       Finished goods                 92,950                       58,818
                                     -------                     --------

                                    $182,799                    $ 187,545
                                    ========                     ========



3.     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

       The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point in which the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a declining balance method over a period of four years. Amortization expense charged against earnings amounted to $3,746 for the nine months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged, through Siboney Learning Group, Inc. (formerly known as Gamco Industries, Inc.), a wholly-owned subsidiary, in the publishing and distribution of educational software. The Company has served the educational market for more than 35 years. The Company's main business is publishing proprietary educational software in math, reading and language arts for students and teachers in grades kindergarten through grade 12. This software motivates students to master key skills which are stressed on standardized tests and in textbooks. Siboney Learning Group sells through a network of independent distributors throughout the United States as well as through its own catalogs and sales force. Popular new software titles include Math Concepts in Motion, Reading for Critical Thinking, Reading Concepts, Paragraph Power and the Essential Language Series. The Company publishes over 200 titles for Windows, Macintosh, DOS and Apple II operating systems.

The Company also has certain natural resource interests, including coal, oil and gas, through several subsidiaries.

  OVERVIEW OF THE COMPANY

Siboney Learning Group continues to focus on two priorities: 1) increasing distribution channels to schools for its instructional software titles and 2) accelerating product development of new proprietary and licensed titles.

The Company has two major product lines which are sold primarily to K-12 schools. The GAMCO product line consists of over 100 individual titles in reading, language and mathematics. These titles supplement teachers' efforts to teach basic skills and new concepts becoming more important in today's curriculum. GAMCO products are sold through the leading national software catalog dealers, other school software dealers and through the Company's own direct catalogs and inside sales force who sell the entire product line to the Company's 12,000 school customers and 40,000 additional school prospects.

Orchard Teacher's Choice Software, introduced in 1997, is the Company's second major product line. Orchard offers a comprehensive curricular solution with universal management to schools looking for an integrated learning system. Orchard is sold through a network of 30 dealers and sales representatives with protected or exclusive territories who are experienced in selling the more expensive Orchard product line to schools. Over 1,000 schools are currently using Orchard.

The Company has recently entered into distribution arrangements with two resellers who will take selected titles from the Company to create software bundles sold directly to consumers.

The Company has drastically accelerated its product development through internal development and licensing transactions. After releasing over 80 new titles or versions in 1998, the Company has introduced 27 new math and reading titles in 1999 for the Macintosh and Windows hybrid CD-ROM format. The math titles focus on key concepts stressed in the National Council of Teachers of Mathematics Standards which have been incorporated into most state-specific standards. The early reading titles emphasize phonics and phonemic awareness for grades K-2.

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

The Company also completed the final steps of its planned relocation from Big Spring, Texas to Saint Louis, Missouri during the second quarter by moving its customer service and distribution center operations to Saint Louis. In July the Company closed the sale of its former Texas facility.

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

          THREE MONTHS ENDED SEPTEMBER 30, 1999 vs. SEPTEMBER 30, 1998

During the third quarter of 1999, total revenues increased 22.3% or $132,741 to $729,149 compared to the same period ended September 30,1998, reflecting higher sales at Siboney Learning Group. Increased sales of Orchard Teacher's Choice Software accounted for 60% of this quarterly increase in sales. This quarterly increase in sales is particularly encouraging as the Company accounted for its largest single order ever during the third quarter of 1998. If that one exceptional order had been excluded, the Company's sales would have increased 70% during this quarter.

Cost of product sales increased 31.8% or $26,876 to $111,345 during the quarter compared to the previous year's quarter due to the effect of higher royalties paid. As a percentage of revenues, cost of product sales increased to 15.3% compared to 14.2% in the prior year, primarily due to royalties paid on sales of newly licensed software titles. The Company expects the cost of sales as a percentage of revenue to remain higher compared to 1998 as a result of the increased sales of products, mainly its Math Concepts titles, on which the Company owes royalty payments.

Selling, general and administrative expenses increased 12.4% or $64,533 to $586,822 during the quarter ended September 30, 1999 compared to the same quarter in 1998, primarily due to higher expenses for salaries and related payroll costs, rent, telephone and catalog advertising expense.

Other income and expense increased $83,892 during the third quarter of 1999 primarily due to the gain realized on the sale of its former distribution center building in Big Spring, Texas. This operation was relocated to Saint

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Louis, Missouri the last part of June 1999.

The Company's net income for the third quarter of 1999, primarily for the reasons above, was $108,648, an increase of 755.5% or $125,224 better than the same quarter of 1998.

           NINE MONTHS ENDED SEPTEMBER 30, 1999 vs. SEPTEMBER 30, 1998

Revenues increased 38.0% or $729,032 to $2,647,766 during the nine month period ended September 30, 1999 compared to the same period in 1998. Higher sales at Siboney Learning Group were the result of new products developed and released in the past 24 months and new school distribution strategies. Siboney Learning Group's established network of Orchard dealers is producing stronger sales of more expensive curriculum-based solutions in addition to the single program titles historically sold by the Company through catalogs.

Cost of product sales increased 53.9% or $140,579 during the nine months ended September 30, 1999 compared to the same period in 1998 due to higher revenues and the effect of higher royalties paid. As a percentage of revenues, costs of product sales increased to 15.2% compared to 13.6% in the prior year, primarily due to royalties paid on sales of newly licensed software titles. The Company expects to cost of sales as a percentage of revenue to remain higher compared to 1998 as a result of the increased sales of products on which the Company owes royalty payments.

Selling, general and administrative expenses increased 11.7% or $186,444 to $1,775,524 during the nine month period ended September 30, 1999 compared to the same period in 1998, primarily due to higher salaries, related payroll expenses, offices supplies, rent and telephone.

Total other expenses increased $58,398 during the nine month period of 1999 compared to 1998. The gain on sale of assets of $86,759 is primarily the result of the sale of the Company's former distribution center building in Big Spring, Texas. The increase in miscellaneous expenses during this period of 1999 is primarily due to relocation expenses incurred for the relocation of the Company's distribution center from Big Spring, Texas to Saint Louis, Missouri.

The Company's net income for the nine month period ended September 30, 1999 primarily for the reasons stated above, was $508,785, an increase of 951.7% or $460,407 better than the same period in 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash increased at September 30, 1999 to $437,915 compared to $134,387 at December 31, 1998.

Accounts receivable increased 33.1% or $90,865 to $365,069 compared to receivables of $274,204 at December 31, 1998 due to the higher sales volume at Siboney Learning Group during August and September 1999, compared with November and December 1998. This was consistent with Siboney Learning Group's experience in the previous year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capitalized software development costs increased at September 30, 1999 compared to December 31, 1998. Beginning in 1999 the Company began capitalizing the costs associated with the development of computer software for sale.

Long-term debt increased at September 30, 1999 compared to December 31, 1998 due to a capitalized lease incurred for new computer equipment.

The net worth of the Company at September 30, 1999 was $1,115,056 compared to $606,878 at December 31, 1998, as a result of the retention of earnings during the nine month period.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)     Exhibits: See Exhibit Index on page 13.

        b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SIBONEY CORPORATION



Date: November 5, 1999                    By: /s/ Timothy J. Tegeler
                                              ---------------------------------
                                               Timothy J. Tegeler
                                               President, Chief Executive
                                               Officer and Chief Financial
                                               Officer

                                  EXHIBIT INDEX



    Exhibit Number   Description                                      Page
    --------------   -----------                                      ----

         27(a)       Financial Data Schedule
                     (Filed in EDGAR version only)                      13