Form 10-K
period 1999-12-31
SIBONEY CORP
filed 2000-03-23
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                                   (Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1999

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the Transition period from _______________ to _______________

                          Commission File Number 1-3952

                               SIBONEY CORPORATION
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Maryland                                       73-0629975
--------------------------------------------     -------------------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

 34 N. Brentwood, Suite 211, P.O. Box 16184
--------------------------------------------
             St. Louis, Missouri                                   63105
--------------------------------------------     -------------------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:             314-725-6141
                                                       -------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the shares of Common Stock held by nonaffiliates of Registrant as of February 10, 2000 was $3,719,215. This value was based on the average of the bid and asked prices on February 10, 2000.

As of February 10, 2000, the Registrant had outstanding 16,529,844 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: the definitive proxy statement of Registrant (to be filed pursuant to Regulation 14) for Registrant's 2000 Annual Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------

                                      INDEX
--------------------------------------------------------------------------------


                                                                          PAGE
PART I

  Item 1.      Business...................................................3 - 7

  Item 2.      Properties.....................................................7

  Item 3.      Legal Proceedings..............................................7

  Item 4.      Submission of Matters to a Vote of Security
                  Holders.....................................................7

PART II

  Item 5.      Market for Registrant's Common Equity
                and Related Stockholder Matters...............................8

  Item 6.      Selected Financial Data...................................9 - 10

  Item 7.      Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations..............................................10 - 12

  Item 8.      Financial Statements and Supplementary Data...................12

  Item 9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.......................13

PART III

  Item 10.     Directors and Executive Officers of the
                 Registrant..................................................14

  Item 11.     Executive Compensation........................................14

  Item 12.     Security Ownership of Certain Beneficial
                 Owners and Management.......................................14

  Item 13.     Certain Relationships and Related Transactions................14


PART IV

  Item 14.     Exhibits, Financial Statements, Financial Statement
                 Schedule and Reports on Form 8-K.......................15 - 34


  Signatures.................................................................35

  Exhibit Index..............................................................36

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

Description of Business and Properties

Business - General Description and Current Developments -- The Company is engaged, through its Siboney Learning Group subsidiary, in the publishing and distribution of educational software, primarily for schools. Siboney Learning Group offers two product lines: GAMCO Educational Software ("GAMCO") which provides highly motivational single titles and series and Orchard: Teacher's Choice Software ("Orchard") which offers schools a comprehensive curriculum-based solution with universal management.

The Company has served the educational market for more than 35 years. The Company's main business is publishing educational software in math, reading and language arts for students and teachers in grades kindergarten through grade 12. This software motivates students to master key skills and concepts which are stressed on standardized tests and in textbooks. Popular titles include Reading Concepts, Reading for Critical Thinking, Process Writing, Money Challenge, Undersea Reading for Meaning and Touchdown Math. The Company publishes over 200 titles for Windows, Macintosh, DOS and Apple II operating systems.

GAMCO titles are sold primarily through large national catalog dealers, direct catalogs and the Company's inside sales force of six people. These titles are known for their effective blend of time-on-task learning with motivational games. In addition, each GAMCO title includes a management program that tracks student progress and allows teachers to modify the instruction to meet individual learning needs.

--------------------------------------------------------------------------------

Orchard solutions are sold through a network of territorial dealers who actively call on schools to sell larger curriculum- and technology-based solutions. Orchard includes universal management which tracks student progress across all programs used by students. The Company believes that Orchard is now a recognized competitor in the growing Integrated Learning Systems market as a result of its motivational approach, strong correlation to major national tests and state objectives and its cost-effective pricing structure.

In effect, the Company manages two distinct product lines, targeted at different customer segments and reseller channels, with the same overall management and technological team. GAMCO appeals to the classroom teacher and school-level specialist who is looking for title-specific solutions within a limited budget. Orchard appeals to the supervisor or administrator at both the district and individual school level who is looking for a more comprehensive approach to using computer software to supplement traditional instruction. Almost all of the Company's titles are sold in some form through both product lines, which allows the Company to profit more quickly from its investment in product development, staffing and customer service.

During 1999, the Company released 23 new titles which are all available on CD-ROM for Macintosh and Windows computers. Substantially all of the Company's sales are of titles used on Macintosh and Windows operating systems. The Company also upgraded its Orchard solution through several improvements to its management system and began the development of a major upgrade of Orchard which will include pre- and post-test assessment along with computer-generated assignments. This new upgrade of Orchard is expected to be released in 2000. The Company also began development of a new early reading comprehension program based upon the latest research in guided reading. This four-title program for reading levels one through four is expected to be released in 2000.

In 1999 the Company entered into a licensing agreement under which the Company has agreed to publish four science concepts educational software titles in a hybrid multimedia CD-ROM format in 2000.

The Company also generated special sales of its products for the first time in 1999 through a direct-to-the-home marketer of educational software. This alliance allows the Company to reach families in their homes without going through expensive retail distribution. The Company is considering other special consumer sales opportunities, including the Internet, to leverage its strong skills-based content through new sales channels.

In 1999 the Company relocated its warehouse and customer service operation from Big Spring, Texas to Saint Louis, Missouri. This relocation completed the transfer of all of the Company's software publishing operation from Texas to Missouri.

The Company also has certain natural resource interests through several subsidiaries, which are not believed to be material assets of the Company, individually or in the aggregate.


--------------------------------------------------------------------------------

Siboney Coal Company, Inc. ("Siboney Coal"), a subsidiary of the Company, owns the fee and mineral interests in coal properties aggregating approximately 1,425 acres in Johnson and Martin Counties, Kentucky. Siboney Coal leases the properties to a mining company under a lease which calls for annual payments of $30,000 plus royalties per ton of coal mined. Future revenues in excess of minimum royalties from the coal lease are dependent on mining operations of the lessee and at certain times have been (including 1999), and in the future may be, discontinued.

Other subsidiaries of the Company have royalty and working interests in oil and gas leases and property rights. Revenues from such leases and interests are not material. The present value of estimated future net oil and gas reserves of the Company's subsidiaries is presently not determinable.

Prior to 1958, the Company held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated. The Company filed claims against the Cuban government with the U.S. Foreign Claims Settlement Commission which certified the Company's loss as $2,454,000 plus 6% interest per annum from November 1959. No funds have been appropriated to satisfy such claims. Accordingly, the Company does not consider the collectability of the claim to be probable. In 1996, a new federal law was passed which grants U.S. companies whose Cuban properties were confiscated the right to bring action in federal courts against foreign nationals that make use of confiscated properties and makes them liable for money damages to the U.S. company. However, the President has the authority to suspend the right of potential plaintiffs to file such lawsuits and has done so consistently since the law was passed.

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


--------------------------------------------------------------------------------

Working Capital Items -- The Company does not engage in unusual practices relating to working capital items. The Company does not purchase or maintain an unusually high amount of inventory in advance, although certain materials are purchased in larger quantities in order to obtain volume discounts. The Company does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group maintains an "on approval" policy under which goods shipped subject to customer approval are not billed for and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. Sales of Gamco and Orchard products are warranted for 90 days. Siboney Learning Group also maintains a general "satisfaction guaranteed" policy under which products may be returned within 12 months from the date of purchase if they do not meet a customer's satisfaction. For the year 1999, approximately 2% of sales was returned.

Dependence on Limited Number of Customers -- In 1999 approximately 18% of the Company's revenues were generated from catalog sales through one dealer, Educational Resources, Inc.

Backlog -- The Company traditionally does not have a material backlog of orders.

Government Business -- Sales of Siboney Learning Group's computer software products are substantially dependent upon expenditures of school districts and individual schools. Although a substantial portion of Siboney Learning Group's business is done with governmental subdivisions, such business is not subject to price renegotiation or termination for convenience of the buyer.

Environmental Impact -- Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment are not expected to materially affect the Company.

Research and Development -- Research and development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a declining balance method over a period of four years.

At December 31, 1999, $208,271 of software research and development costs were capitalized. Amortization expense charged against earnings in 1999 amounted to $5,820. There were no capitalized software costs in 1998 or 1997. Research and development costs not capitalized are expensed in the year and totaled
approximately   $286,000,   $403,000  and  $440,000  in  1999,  1998  and  1997,
respectively.

The development of Siboney Learning Group products resulted in the release of 65 new and improved titles in 1997, 88 in 1998 and 23 in 1999. As a result of continuing internal product development and the development of newly licensed software, the Company is expected to complete and release a new upgraded Orchard and approximately 15 new and improved titles in 2000.


--------------------------------------------------------------------------------

Competition -- Siboney Learning Group operates in highly competitive markets which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. A number of the Company's competitors are significantly larger and have substantially greater resources than the Company. Over the last several years, the consolidation of educational software publishers has resulted in a reduction of the number of new software titles designed for schools.

Personnel -- As of February 10, 2000, the Company had 31 full-time employees. The Company's employees are not represented by any union.

Item 2. Properties

The Company leases 660 square feet of corporate office space under a lease which expires May 31, 2001. Siboney Learning Group leases 3,300 square feet of separate office space under a lease which expires May 31, 2001.

During 1999 the Company completed the final steps of its planned relocation from Big Spring, Texas by moving its customer service and distribution center to Saint Louis, Missouri. The 23,000 square foot building in Big Spring, Texas was sold during the year. To accommodate this move, the Company leased approximately 7,000 square feet of warehouse facilities in Saint Louis under a lease which expires May 2004.

Item 3. Legal Proceedings

Not applicable

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

         (b)   Stock Price and Dividend Information

               The following table sets forth the high and low bid prices per share of common stock.


               1999 Bid                                  1998 Bid
----------------------------------     ----------------------------------------
Quarter          High        Low       Quarter             High           Low
-------------------------------------------------------------------------------

First           $. 22       $ .13      First              $ .19         $ .11
Second            .20         .12      Second               .16           .11
Third             .18         .13      Third                .22           .13
Fourth            .28         .17      Fourth               .15           .09

               The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

               No cash dividends were paid on the Company's common stock in 1999 or 1998. The Company intends to continue its historical pattern of utilizing cash generated by operations to support future growth.

         (c)   Approximate Number of Holders of Common Stock

               The number of holders of record of the Company's common stock as of February 10, 2000 was 16,637.

--------------------------------------------------------------------------------


Item 6.        Selected Financial Data


                                                                 Years Ended December 31,
                                   ------------------------------------------------------------------------------------
                                          1999             1998            1997              1996            1995
                                   ------------------------------------------------------------------------------------

Total assets                       $   1,521,714    $    881,230    $     938,994    $    1,440,893   $   1,696,432
=======================================================================================================================

Revenues                           $   3,309,021    $  2,406,759    $   1,957,088    $    2,014,268   $   2,359,492
=======================================================================================================================

Income (loss) from operations      $     315,187    $   (129,222)   $    (590,816)   $     (640,046)  $    (137,919)
=======================================================================================================================

Cumulative effect on prior
   years of change in accounting
   principle                       $          --    $         --    $          --    $           --   $     (66,368)
=======================================================================================================================

Net income (loss)                  $     543,783    $   (124,749)   $    (571,688)   $     (315,276)  $    (164,773)
=======================================================================================================================

Earnings (loss) per common
   share [Note (a)]:
      Operations                   $       0.033    $     (0.008)   $      (0.035)   $       (0.020)  $      (0.006)
      Cumulative effect on prior
         years of change in
         accounting principle                 --              --               --                --          (0.004)
----------------------------------------------------------------------------------------------------------------------

                                   $       0.033    $     (0.008)   $      (0.035)   $       (0.020)  $      (0.010)
======================================================================================================================

Weighted average number of
   common shares outstanding          16,522,821      16,518,344       16,249,565        15,613,269      15,566,694
======================================================================================================================

Earnings (loss) per common
   share - assuming dilution
      [Notes (a) and (b)]
      Operations                   $       0.032    $     (0.008)   $      (0.035)   $       (0.020)  $      (0.006)
      Cumulative effect on prior
         years of change in
         accounting principle                 --              --               --                --          (0.004)
----------------------------------------------------------------------------------------------------------------------

                                   $       0.032    $     (0.008)   $      (0.035)   $       (0.020)  $      (0.010)
======================================================================================================================

Weighted average number of common
  and common equivalent shares
  outstanding                         16,839,689       16,518,344       16,249,565       15,613,269       15,566,694
======================================================================================================================

    Notes:

          (a) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see Note 14 to the consolidated financial statements.

--------------------------------------------------------------------------------


           (b) For 1997 and 1998, options on shares of common stock were not included in computing diluted earnings per share because their effect was antidilutive.

           (c) The Company has paid no cash dividends during the five years ended December 31, 1999.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis sets forth certain factors which produced changes in the Company's results of operations during the three years ended December 31, 1999 and comments on the Company's financial position as of December 31, 1999.

Results Of Operations:

1999 in Comparison with 1998

1999 was a very successful and profitable year for the Company compared to 1998 due primarily to a 38.6% revenue increase in Siboney Learning Group. The Company is now realizing the benefits of investments in distribution and product development made over the past three years. Consolidated revenues increased 37.5%, or $902,262, to $3,309,021.

Sales of GAMCO titles increased by 19.5% as the Company enjoyed almost a full year of sales of Windows/Macintosh CD-ROM titles which are compatible with most computers used in schools today. Sales of older DOS and Apple II titles now account for less than 3% of the Company's software sales. The Company has become a major software vendor for almost all national school software catalog dealers due to its recent accelerated product development and the considerable pull-through sales resulting from its direct marketing efforts, attendance at trade shows and its inside sales team. While most of GAMCO's major competitors saw their school software sales drop or flatten during 1999 due to increased consolidation in the educational software business and the resultant lack of newly released titles for the school market, GAMCO enjoyed its second consecutive year of sales growth well above the industry's average rate of sales growth.

Sales of Orchard titles increased by 103%, the third straight year that sales of Orchard have more than doubled. The Company believes that Orchard is now a recognized competitor in the growing Integrated Learning Systems market as a result of its emphasis on motivational learning, curriculum correlations and value-oriented pricing. Substantially all of the Company's existing Orchard dealers increased their sales of Orchard products in 1999 and three newly recruited and trained Orchard dealers began to produce strong results. In addition, the Company hired two well-respected sales managers at the end of 1999 to continue Orchard's positive sales momentum through territorial dealers that call on schools directly. Orchard now accounts for over 35% of the Company's total sales after only three years and the Company believes it will account for close to 50% of sales in 2000.


--------------------------------------------------------------------------------

Cost of sales increased $127,185 to $476,237. Gross profit percentage increased slightly from 85.3% to 85.5%. Higher royalty expenses incurred from sales of licensed products were almost offset by a higher percentage of sales of higher priced product licenses including Orchard.

Selling, general and administrative expenses increased by $330,668 or 15.1% due primarily to an increase in salaries and compensation-related expenses. The Company increased staffing in its Sales and Marketing Department in order to increase its positive sales momentum and in its Research and Development Department to continue the flow of new and upgraded products.

The Company's income from operations for 1999 was $315,187, as compared to a loss from operations of $129,222 in 1998, due primarily to the improved results stated above.

1998 in Comparison with 1997:

1998 was a turnaround year for Siboney Learning Group as it began to realize the benefits of investments in distribution and product development made over the preceding two years. During 1998, the Company's consolidated revenues increased 22.9% or $449,671 to $2,406,759. Sales of new titles released in the past 18 months accounted for 73% of total sales, compared to 32% in 1997. The new titles were almost all in the Macintosh/Windows CD-ROM format which was introduced during the second half of 1997. Sales of the Company's Orchard: Teacher's Choice Software increased approximately $396,000 to $518,063, compared to $121,992 in 1997.

Cost of product sales increased $29,211 to $349,052. Gross profit percentage increased from 83.1% to 85.3%. The reasons for the increase in gross profit percentage were the ongoing implementation of management's plan to eliminate low margin non-proprietary products and the sale of higher priced product licenses.

Selling, general and administrative expenses remained constant compared to 1997.

The Company's loss from operations for 1998 was $129,222, as compared to $590,816 in 1997. The improved results from operations were primarily for the reasons stated above.

Liquidity and Capital Resources

The Company considers its cash position and line of credit availability adequate to fund its anticipated operations and capital expenditures on both a short-term and of $500,000 long- term basis based on anticipated continued improvements in the level and nature of revenues and continued control of expenses. However, if such increased revenues and reduced losses or profitable operations do not continue, the Company's available line of credit could become subject to restriction, including the effect of the covenant therein to maintain the Company's net worth at not less than $1,000,000. Under such circumstances, the Company could be forced to reduce its operations.


--------------------------------------------------------------------------------

Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. As a result, when moving from the year 1999 to 2000, without adjustment, such programs would assume the year 1900 rather than 2000, with various potential adverse effects. Consequently, most computer programs had to be adjusted to assure that they will go forward and not backward.

The Company utilizes computer technologies throughout its business to carry on its day to day operations. Computer technologies include hardware and software used by the Company both in developing its products and in operating its business. During 1999, the Company converted its operating and accounting system to software which was warranted to be Y2K compliant.

During 1999, the Company initiated communications and developed a monitoring program with all of its significant suppliers to determine Y2K compliance. While the Company is not presently aware of any significant exposure and it experienced no adverse impact at or since December 31, 1999 in regard to this issue, there can be no assurance that the systems of third parties on which the Company relies were properly converted, or that the failure to convert by another company could not still have a material adverse effect on the Company in the year 2000 or beyond.

The cost of determining the Company's exposure to risks associated with Y2K compliance and correction is estimated to have been less than $1,000 and was not deemed material to its results of operations for the fiscal year.

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


--------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


--------------------------------------------------------------------------------

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information contained under the caption "Information Concerning Nominees" and "Information Concerning Executive Officers" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2000 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 11. Executive Compensation

The information contained under the captions "Executive Compensation" and "Information As To Stock Options" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2000 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership contained under the caption "Information Concerning Nominees" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2000 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption "Transactions With Issuer And Others" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2000 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.


--------------------------------------------------------------------------------

                                     PART IV


Item 14. Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K PAGE

          (a) (1)   Financial Statements:

                    Report of Independent Certified Public
                        Accountants.........................................16
                    Consolidated Balance Sheet at
                        December 31, 1999 and 1998..........................17
                    Consolidated Statement of Stockholders'
                        Equity for the Years Ended December 31,
                        1999, 1998 and 1997.................................18
                    Consolidated Statement of Operations
                        for the Years Ended December 31,
                        1999, 1998 and 1997.................................19
                    Consolidated Statement of Cash Flows
                        for the Years Ended December 31,
                        1999, 1998 and 1997.................................20
                    Notes to Consolidated Financial
                        Statements.....................................21 - 33

            (a) (2) Financial Statement Schedule:

                    Schedule V - Valuation and Qualifying Accounts -- 1999,
                        1998 and 1997.......................................34

                    All other schedules and financial statements of the Registrant only are omitted because they are not required or the information is included in the financial statements or notes thereto.

            (a) (3) Exhibit Index...........................................36

                    Management Contracts and Compensatory Plans or arrangements required to be filed as Exhibits: None

            (b)     Reports on Form 8-K

                    No Reports on Form 8-K were filed during the fourth quarter of 1999.

--------------------------------------------------------------------------------

               Report of Independent Certified Public Accountants



Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri


We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the Index at
Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles, and the supporting schedule presents fairly the information required to be set forth therein.


                                       /s/ Rubin, Brown, Gornstein & Co. LLP
St. Louis, Missouri                    RUBIN, BROWN, GORNSTEIN & CO. LLP
February 10, 2000

                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET


                                     Assets
                                                           December 31,
                                              ---------------------------------
                                                        1999               1998
                                              ---------------------------------
Current Assets
   Cash and cash equivalents                   $     383,356       $    134,387
   Investment (Note 3)                                 6,500              8,500
   Accounts receivable (Notes 4 and 8)               352,217            274,204
   Inventories (Notes 5 and 8)                       189,008            187,545
   Prepaid expenses and deposits                      59,246             77,774
     Deferred tax asset                              136,000                 --
-------------------------------------------------------------------------------
         Total Current Assets                      1,126,327            682,410

Property, Plant and Equipment (Notes
  6, 8 and 9)                                        192,936            198,820

Capitalized Software Development
  Cost (Note  7)                                     202,451                 --
-------------------------------------------------------------------------------

                                                 $ 1,521,714       $    881,230
===============================================================================


                      Liabilities and Stockholders' Equity

Current Liabilities
   Current portion of capitalized
     lease obligation (Note 9)                  $     22,293      $      11,828
   Accounts payable                                   77,245             85,508
   Accrued expenses                                  237,546            148,579
-------------------------------------------------------------------------------
         Total Current Liabilities                   337,084            245,915
-------------------------------------------------------------------------------

Long-Term Portion of Capitalized
  Lease Obligation (Note 9)                           34,266             28,437
-------------------------------------------------------------------------------

Stockholders' Equity
   Common stock:
      Authorized 20,000,000 shares at
        $0.10 par value; issued and
        outstanding 16,529,844 in 1999
        and 16,518,344 in 1998                     1,652,985          1,651,835
   Additional paid-in capital                            853                300
   Unrealized holding gain on investment               6,500              8,500
   Retained earnings (deficit)                      (509,974)        (1,053,757)
-------------------------------------------------------------------------------
         Total Stockholders' Equity                1,150,364            606,878
--------------------------------------------------------------------------------

                                                 $ 1,521,714       $    881,230
===============================================================================

See the accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------



                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997


                                       Common Stock              Additional    Unrealized      Retained           Total
                                ---------------------------         Paid-In       Holding      Earnings   Stockholders'
                                       Shares        Amount         Capital          Gain      (Deficit)         Equity
                                ---------------------------------------------------------------------------------------

Balance - January 1, 1997          15,766,694   $ 1,576,670       $  13,028  $         --  $   (315,276)    $ 1,274,422

Issuance of Common Stock              765,000        76,500         (12,728)           --       (41,510)         22,262

Retirement of Common
   Stock                              (13,350)       (1,335)             --            --          (534)         (1,869)

Net Loss                                   --            --              --            --      (571,688)       (571,688)

Net Appreciation on
   Investment                              --            --              --        27,500            --          27,500
-----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1997        16,518,344     1,651,835             300        27,500      (929,008)        750,627

Net Loss                                   --            --              --            --      (124,749)       (124,749)

Net Depreciation on
   Investment                              --            --              --       (19,000)           --         (19,000)
-----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1998        16,518,344     1,651,835             300         8,500    (1,053,757)         606,878

Issuance of Common Stock               11,500         1,150             553            --            --           1,703

Net Income                                 --            --              --            --       543,783         543,783

Net Depreciation on
   Investment                              --            --              --        (2,000)           --          (2,000)
-----------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999        16,529,844   $ 1,652,985   $         853    $    6,500   $  (509,974)    $ 1,150,364
=======================================================================================================================


See the accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                            For the Years Ended December 31,
                                ------------------------------------------------
                                      1999              1998             1997
                                ------------------------------------------------

Revenues                         $ 3,309,021       $ 2,406,759      $ 1,957,088

Cost of Product Sales                476,237           349,052          319,841

Selling, General and
  Administrative Expenses          2,517,597         2,186,929        2,228,063
-------------------------------------------------------------------------------

Income (Loss) from Operations        315,187          (129,222)        (590,816)
-------------------------------------------------------------------------------

Other Income
   Interest income                     5,613             3,331           17,964
   Gain on sale and disposition
     of assets                        86,758                --               --
   Miscellaneous                         225             1,142            1,164
-------------------------------------------------------------------------------
         Total Other Income           92,596             4,473           19,128
-------------------------------------------------------------------------------

Net Income (Loss) before
  Credit for Income Tax              407,783          (124,749)        (571,688)

Credit for Income Tax (Note 11)      136,000                --               --
-------------------------------------------------------------------------------

Net Income (Loss)               $    543,783     $    (124,749)   $    (571,688)
===============================================================================


Basic Income (Loss) Per
  Common Share                  $      0.033     $      (0.008)   $      (0.035)
===============================================================================

Diluted Income (Loss) Per
  Common Share                  $      0.032     $      (0.008)   $      (0.035)
===============================================================================

See the accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 For The Years Ended December 31,
                                                                      ----------------------------------------------
                                                                                1999           1998            1997
                                                                      ----------------------------------------------

Cash Flows from Operations
   Net income (loss)                                                       $  543,783     $ (124,749)     $ (571,688)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
         Depreciation                                                          64,839         62,743          58,244
         Amortization                                                           5,820             --              --
         (Gain) loss on sales and disposition of assets                       (86,758)            57              --
         Change in assets and liabilities:
            Increase in accounts receivable                                   (78,013)       (67,522)        (54,245)
            (Increase) decrease in inventories                                 (1,463)       (18,271)          5,665
            Decrease in prepaid expenses and deposits                          18,528         28,872          53,387
            Increase in deferred tax asset                                   (136,000)            --              --
            Increase in accounts payable and accrued expenses                  80,704         45,770          21,846
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operations                                     411,440        (73,100)       (486,791)
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Payments for equipment                                                     (93,156)       (69,180)        (19,680)
   Proceeds from sale of assets, net of related selling expenses              156,339             --              --
   Payments for capitalized software development cost                        (208,271)            --              --
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                        (145,088)       (69,180)        (19,680)
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                                       1,703             --          20,393
   Principal payments on capital lease                                        (19,086)       (13,085)             --
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                           (17,383)       (13,085)         20,393
--------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                          248,969       (155,365)       (486,078)

Cash and Cash Equivalents - Beginning of Year                                 134,387        289,752         775,830
--------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year                                    $  383,356     $  134,387      $  289,752
====================================================================================================================

Supplemental Disclosure of Cash Flow Information
   (Note 12):
      Interest paid                                                      $      9,360    $     7,093    $        327
--------------------------------------------------------------------------------------------------------------------


See the accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


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


--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

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

At December 31, 1999, $41,098 of advertising costs were capitalized. Advertising expense amounted to $370,334 in 1999, $393,119 in 1998 and $433,640 in 1997.

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

Research and Development

Research and development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a declining balance method over a period of four years.

Warranty Costs

The Company provides warranties on sales of educational products and all significant warranty costs are charged to operations when the costs are probable and estimatable. No allowance is deemed necessary.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Earnings (Loss) Per Share

In 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), issued in 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Based on the definition of an "operating segment" and on materiality levels, both of which are defined by SFAS 131, management has determined that it is unnecessary to disclose segment data. The adoption of SFAS 131 did not affect consolidated results of operations, financial position or cash flows of the Company, but did result in a reduction in the disclosure of segment data.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued in 1997, establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has determined that the adoption of SFAS 130 on the Company's consolidated results of operations, financial position or cash flows is not significant.

2. Operations

The Company's operations consist of the publishing and distribution of educational software products through Siboney Learning Group, a wholly owned subsidiary. Sales are made through a network of independent distributors throughout the country as well as through its own catalogs and sales force.

The Company also holds interests in certain coal, oil and gas natural resources which are not considered to be material.

3. Investment

In accordance with Statement of Financial Standards No. 115, the Company's investment is classified as available for sale and is carried at fair value with the net unrealized gain reflected as a component of stockholders' equity until realized. The investment listed was the result of a settlement in a bankruptcy, where prior to 1997 the Company had previously expensed the amount as a bad debt; therefore the investment is carried at no cost. The stock received in the settlement had a fair market value at December 31, 1998 of $8,500 and $6,500 at December 31, 1999.

4. Accounts Receivable

Accounts receivable consist of:

                                                   1999                1998
                                              ---------------------------------

Accounts receivable                             $ 365,074           $ 284,671
Less:  Allowance for doubtful accounts             12,857              10,467
-----------------------------------------------------------------------------

                                                $ 352,217           $ 274,204
=============================================================================

Accounts receivable are pledged as collateral for notes payable (see Note 8).


5. Inventories

Inventories are summarized as follows:

                                                     1999                1998
                                              -------------------------------

Raw materials                                   $ 137,803           $ 128,727
Finished goods                                     51,205              58,818
-----------------------------------------------------------------------------

                                                $ 189,008           $ 187,545
=============================================================================

Inventories are pledged as collateral for notes payable (see Note 8).

Inventories are net of reserve for obsolescence of $42,988 and $39,068 in 1999 and 1998, respectively.


6. Property, Plant and Equipment

Property, plant and equipment consist of:

                                                      1999                1998
                                             ---------------------------------

Land, building and improvements                $    21,684           $ 192,495
Machinery and equipment                            285,140             281,474
Office equipment, furniture and fixtures           359,073             294,500
------------------------------------------------------------------------------
                                                   665,897             768,469
Less:  Accumulated depreciation                    472,961             569,649
------------------------------------------------------------------------------

                                                 $ 192,936           $ 198,820
================================================================================

Depreciation charged against income amounted to $64,839 in 1999, $62,743 in 1998 and $58,244 in 1997.

The building and certain equipment are pledged as collateral for notes payable (see Note 8).


7. Capitalized Software Development Costs

Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a declining balance method over a period of four years.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

At December 31, 1999, $208,271 of software development costs were capitalized. Amortization expense charged against earnings amounted to $5,820. Research and development costs not capitalized are expensed in the year incurred and totaled approximately $286,000, $403,000 and $440,000 in 1999, 1998 and 1997,
respectively.


8. Notes Payable

The Company has a $500,000 revolving line of credit agreement with a bank. The outstanding debt is due on demand, and if no demand is made, then due on August 1, 2000. The agreement, secured by accounts receivable, equipment and inventory, requires monthly interest payments on the outstanding balance at 0.75% above the lender's prime rate. As of December 31, 1999 and 1998 no loans were outstanding under the line of credit agreement.

The revolving credit agreement with the bank requires the Company to maintain a minimum net worth of $1,000,000 as of December 31, 1999 and $1,250,000 as of March 2000.

The weighted average interest rate was 8.74%, 9.17% and 9.25% for the years ended December 31, 1999, 1998 and 1997, respectively.


9. Capital Leases

During 1998, the Company leased computer equipment with a cost of $53,350 under a capital lease. The lease provides for payments which are the equivalent of principal and interest at 6.6%, payable in monthly installments of $1,268, with final payment due in November 2001.

During 1999, the Company leased computer equipment with a cost of $35,809 under a capital lease. The lease provides for payments which are the equivalent of principal and interest at 7.8%, payable in monthly installments of $840, with final payment due in February 2003.

The future minimum annual lease payments under the capital lease are:


     Year                                                        Amount
     ------------------------------------------------------------------

     2000                                                      $ 25,656
     2001                                                        24,388
     2002                                                        10,440
     2003                                                         1,740
     Less:  Amount representing interest                          5,665
     ------------------------------------------------------------------

                                                               $ 56,559
     ==================================================================

10. Deferred Compensation Plan

On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan provides for matching contributions on a graduated scale, up to 3-1/2% of the employee's annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company's contribution to the 401(k) plan was $46,000 in 1999, $33,656 in 1998 and $24,600 in 1997.


11. Income Taxes

Prior to 1999, no provisions for federal income taxes were reflected in the financial statements due to the availability of substantial net operating loss carryovers. Due to the uncertainty of the Company receiving material benefits from the carryover, the deferred tax asset was completely offset with a valuation allowance.

While 1999's income utilizes prior year loss carryforwards, the $136,000 credit for income taxes in the current year reflects a recognition of tax benefits resulting from prior years' losses to be used against future income.

The net deferred tax asset includes the following components:


                                      1999              1998             1997
                               ------------------------------------------------

Deferred tax asset              $  1,659,000      $  1,801,500     $  1,765,000
Deferred tax asset valuation
   allowance                      (1,523,000)       (1,801,500)      (1,765,000)
-------------------------------------------------------------------------------

                                $    136,000      $         --     $         --
===============================================================================

State income taxes are shown as part of selling, general and administrative expenses.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Company has net operating loss carryovers for federal income tax purposes of approximately $5,530,000 at December 31, 1999 available to reduce future taxable income. Under the Tax Reform Act of 1986, the amount available for carryover could be reduced upon a substantial change in ownership.

                                                   Amount of Unused
          Expiration During                          Operating Loss
              Year Ended                              Carryforwards
   ----------------------------------------------------------------

                 2000                                   $ 2,025,000
                 2001                                     1,945,000
                 2002                                       585,000
                 2011                                       280,000
                 2017                                       577,000
                 2018                                       118,000
   ----------------------------------------------------------------

                Total                                   $ 5,530,000
   ================================================================


In addition, the Company has investment tax credit carryovers of approximately $53,000 available to reduce future income taxes, if any, through December 31, 2000.


12. Supplemental Cash Flow Information

The Company financed, through a capital lease, the purchase of equipment in the amount of $35,809 in 1999.

The Company financed, through a capital lease, the purchase of equipment in the amount of $53,350 in 1998.

The Company had no significant noncash investing or financing activities for the year ended December 31, 1997.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

13. Stock Option Plans

The Company's 1997 Incentive Stock Option Plan (the "1997 Plan") provides for granting to key employees of the Company or its subsidiaries, options to purchase a maximum of 800,000 shares of the Company's common stock. The Plan provides for the granting of options which qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code. All options granted under the Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and a maximum term of ten years.

The Board of Directors of the Company may, in its sole discretion, amend, discontinue or terminate the Plan at any time, provided, however, that it may not, without stockholder approval, change the maximum number of shares for which options may be granted under the Plan.

The Company also has a non-qualified stock option plan (the "1987 Plan") which provides for granting to eligible employees, directors, consultants and contractors of the Company or its subsidiaries, options to purchase authorized but unissued or reacquired shares of the Company's common stock. The Board of Directors has full authority and discretion in fixing the purchase price of the stock subject to each option granted. The term of each option granted pursuant to the 1987 Plan shall not be more than five years from the date of grant.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method set forth under SFAS 123, the Company's net income (loss) and net income (loss) per common and equivalent share would have been affected. The pro forma amounts are indicated below:

                                      1999             1998             1997
                                 --------------------------------------------
Net Income (Loss)
   As reported                   $  577,214       $ (124,749)      $ (571,688)
   Pro forma                        429,282         (301,622)        (597,240)

Net Income (Loss) Per
  Common Share
   As reported                   $    0.035    $      (0.008)     $    (0.035)
   Pro forma                     $    0.026    $      (0.018)     $    (0.037)

The weighted-average fair value of options at date of grant for options granted during 1999, 1998 and 1997 was $0.102, $0.124 and $0.062 per option, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.


                                        1999            1998             1997
                                     ------------------------------------------

Expected life                            5.0             5.0              3.0
Interest rate                            8.5%            8.5%             8.5%
Volatility                              85.5%          134.72%           43.22%
Dividend Yield                            --              --               --

A summary of stock option activity for 1999, 1998 and 1997 is as follows:


                                                                        Weighted
                                                                         Average
                                          Number       Price Per        Exercise
                                       Of Shares          Share            Price
                                  ----------------------------------------------

Balance - December 31, 1996            1,000,000    $0.0275 - $0.165      $0.056
Granted                                  310,000         $0.16            $0.160
Exercised                               (765,000)   $0.0275 - $0.16       $0.029
Forfeited/Expired                       (135,000)   $0.0275 - $0.16       $0.121
                                  ----------------------------------------------
Balance - December 31, 1997              410,000     $0.16 - $0.165       $0.162
Granted                                1,060,000    $0.1275 - $0.145      $0.130
Forfeited/Expired                        (40,000)   $0.1275 - $0.16       $0.148
                                  ----------------------------------------------
Balance - December 31, 1998            1,430,000    $0.1275 - $0.165      $0.138
Granted                                  137,500         $0.18            $0.180
Exercised                                (11,500)   $0.1275 - $0.18       $0.148
Forfeited/Expired                       (108,500)   $0.1275 - $0.18       $0.164
                                  ----------------------------------------------
Balance - December 31, 1999            1,447,500    $0.1275 - $0.18       $0.140


The following table summarizes information about stock options outstanding at December 31, 1999:


                                                       Weighted
                              Number Of                 Average         Weighted
       Range Of                 Options               Remaining          Average
       Exercise         Outstanding And                Years Of         Exercise
         Prices             Exercisable        Contractual Life            Price
--------------------------------------------------------------------------------

$0.1275 - $0.18               1,447,500                    3.56           $ 0.14


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

14. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding of 16,522,821 in 1999, 16,518,344 in 1998 and 16,249,565 in 1997.

For 1997 and 1998, options on shares of common stock were not included in computing diluted EPS because their effect was antidilutive in each year.

For 1999, the computation of basic and diluted earnings per common share is as follows:

Numerator for basic and diluted earnings per share -
   income available to common shareholders                           $ 577,214
                                                          ====================

Denominator:
   Weighted average number of common shares
      used in basic EPS                                             16,522,821

   Effect on dilutive securities:
      Common stock options                                             316,868
                                                          --------------------

Weighted number of common shares and dilutive
   potential common stock used in diluted EPS                       16,839,689
                                                          ====================


For additional disclosures regarding stock options, see Note 13.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

15. Commitments

Lease Commitments

The Company leases office and warehouse space under operating leases which expire at various dates through May 2004. Total rent expense under all operating leases was $83,349, $32,770 and $31,413 in 1999, 1998 and 1997, respectively.

The future minimum annual rentals under the remaining leases is as follows:


     Year                                               Amount
     ---------------------------------------------------------

     2000                                           $   95,160
     2001                                               64,150
     2002                                               42,000
     2003                                               43,000
     2004                                               18,000
     ---------------------------------------------------------

                                                     $ 262,310
     =========================================================


Royalty Agreement

In September 1996, the Company entered into a licensing agreement with an educational software publisher. The agreement provided for the Company to pay minimum royalties cumulatively of $50,000 in 1996, $100,000 in 1997 and 1998 and $50,000 in 1999. Commencing in 2000, the agreement is automatically renewable annually provided sales of the licensed products exceeds $100,000 and minimum annual royalties of $50,000 are paid.

In March 1998, the Company entered into a licensing agreement with an educational software developer. The agreement provides for the Company to pay minimum royalties of $16,000 per year starting in 1999 and ending in 2002.

In May 1998, the Company entered into a licensing agreement with an educational software publisher. The agreement was amended in 1999 and provides for the Company to pay minimum royalties cumulatively of $100,000 in 1999, $125,000 in 2000 and $125,000 in 2001. Subsequent to 2001, the agreement is automatically renewable based upon royalties paid of at least $60,000 per year.

In November 1999, the Company entered into an additional agreement with an educational software author. The agreement provides for minimum annual royalties of $20,000. The agreement ends on December 31, 2001 and is renewable upon mutual agreement of both parties.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

16. Significant Customer And Suppliers

During 1999, 1998 and 1997, sales to one customer approximated 18%, 13% and 10%, respectively, of total consolidated net sales. Accounts receivable from the customer amounted to approximately $47,000 and $40,000 at December 31, 1999 and 1998, respectively.

There were no significant suppliers for 1999, 1998 and 1997.


--------------------------------------------------------------------------------

                               SIBONEY CORPORATION
--------------------------------------------------------------------------------


                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997


                                                          Additions                 Deductions
                                                         -----------     --------------------------------
                                          Balance at     Charged to        Charges for         Balance at
                                           Beginning      Costs and      Which Reserve                End
Description                                of Period       Expenses        Was Created          of Period
---------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet
   from the assets to which they apply:
      Accounts receivable allowance
         for doubtful accounts
            1997                            $ 49,703       $  4,154        $    (4,026)         $  49,831
            1998                              49,831             --            (39,364)            10,467
            1999                              10,467          6,904             (4,514)            12,857
      Inventory valuation account
            1997                              66,619             --             44,178             22,441
            1998                              22,441         18,673              2,046             39,068
            1999                              39,068          3,920                 --             42,988
Investments in natural resources
   allowance for depreciation and
   cost depletion of natural resources
            1997                             145,821             --                 --            145,821
            1998                             145,821             --                 --            145,821
            1999                             145,821             --                 --            145,821


--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       Siboney Corporation



Date:                                  BY:  /s/  Timothy J. Tegeler
     -----------------------              --------------------------------------
                                            Timothy J. Tegeler
                                            President and Chief Executive
                                            and Financial Officer and
                                            Principal Accounting Officer


Date:                                  BY:  /s/  Timothy J. Tegeler
     -----------------------              --------------------------------------
                                            Timothy J. Tegeler, Director


Date:                                  BY:
     -----------------------              --------------------------------------
                                            Thomas G. Keeton, Director


Date:                                  BY:  /s/  Rebecca M. Braddock
     -----------------------              --------------------------------------
                                            Rebecca M. Braddock, Director


Date:                                  BY:  /s/  Alan G. Johnson
     -----------------------              --------------------------------------
                                            Alan G. Johnson, Director


Date:                                  BY:  /s/ Ernest R. Marx
     -----------------------              --------------------------------------
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

       10(d) Software Distribution and License Agreement between the Company and NECTAR Foundation dated May 8, 1998 and amended agreement, dated September 8, 1999, filed herewith.

       21      Subsidiaries of the Company, filed herewith

       23 Consent of Rubin, Brown, Gornstein & Co. LLP, Independent Auditors, filed herewith

       27      Financial Data Schedule (filed in EDGAR version only)


--------------------------------------------------------------------------------