Form 10-Q
period 2000-03-31
SIBONEY CORP
filed 2000-05-15
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)      Quarterly report for the quarterly period ended March 31, 2000

                                       OR

(  )     Transition Report Pursuant To Section 13 Or 15(d) of The Securities
         Exchange Act of 1934

Commission file number        1-3952
                          --------------

                               SIBONEY CORPORATION
             (Exact name of registrant as specified in its charter)

       Maryland                                                 73-0629975
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

      Title of class of                       Number of Shares
      common stock                    outstanding as of this Report Date
    -----------------                 ----------------------------------

    Common stock, par value                      16,529,844
            $.10 per share

                                      INDEX


PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheet, March 31,
            2000 and December 31, 1999                                     3

            Condensed Consolidated Statement of Operations,
            Three Months Ended March 31, 2000 and March 31, 1999           4

            Condensed Consolidated Statement of Cash Flows, Three
            Months Ended March 31, 2000 and March 31, 1999                 5

            Notes to Condensed Consolidated Financial Statements           6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  7


PART II OTHER INFORMATION

   Item 5.  Other Information                                             10

   Item 6.  Exhibits and Reports on Form 8-K                              11


Signatures                                                                11

Exhibit Index                                                             12

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     Assets

                                                                   DECEMBER 31,
                                               MARCH 31,             1999 (SEE
                                                 2000               NOTE BELOW)
                                           --------------          -----------
Current Assets
 Cash and cash equivalents                 $     150,900         $    383,356
 Investment                                       14,000                6,500
 Accounts and notes receivable                   607,472              352,217
 Inventories (Note 2)                            181,116              189,008
 Prepaid expenses and deposits                    95,752               59,246
 Deferred tax asset                              136,000              136,000
                                           -------------         ------------
  Total Current Assets                        1,185,240             1,126,327

Property, Plant and Equipment
  (Net of accumulated
  depreciation of $403,346 at
  March 31, 2000 and $472,961 at
  December 31, 1999)                             199,537             192,936

Capitalized Software Development Cost            276,952             202,451
                                           -------------        ------------
                                            $  1,661,729           1,521,714
                                            ============        ============

                      Liabilities and Stockholders' Equity

Current Liabilities
 Current portion of capitalized
   lease obligation                         $     22,824         $    22,293
 Accounts payable                                 68,381              77,245
 Accrued expenses                                212,894             237,546
                                            ------------         -----------
  Total Current Liabilities                      304,099             337,084
                                            ------------         -----------
Long Term Portion of Capitalized
  Lease Obligation                                26,479              34,266
                                            --------------       ------------

    Total Liabilities                            330,578             371,350
    -----------------
Stockholders' Equity
 Common stock:
   Authorized 20,000,000 shares at
    $0.10 par value; issued
    and outstanding 16,529,844                 1,652,985           1,652,985
 Unrealized holding gain on investment            14,000               6,500
 Additional paid-in capital                          853                 853
 Retained earnings (deficit)                    (336,687)           (509,974)
                                           -------------        ------------
    Total Stockholders' Equity                 1,331,151           1,150,364
    --------------------------             -------------        ------------
                                             $ 1,661,729         $ 1,521,714
                                            ============         ===========


NOTE: The balance sheet at December 31, 1999 has been taken from the audited financial statements at that date and condensed.

     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                        ---------------------------------------
                                                 2000                    1999
                                                 ----                    ----

Revenues                                     1,007,127                 842,854
Cost of Product Sales                          132,969                 149,117
Selling, General and
Administrative Expenses                        701,696                 615,327
                                        --------------           -------------

Income from Operations                         172,462                  78,410
                                        --------------           -------------
Other Income (Expense)
 Interest Income (Expense)                         463                  (1,649)
 Miscellaneous                                     362                  (4,289)
                                        --------------           -------------
Total Other Income (Expense)                       825                  (5,938)
                                        --------------           -------------


Net Income                              $      173,287           $      72,472
                                        ==============           =============


Weighted Average Shares Outstanding         16,529,844              16,518,344
                                        ==============           =============
Basic and Diluted Income
  per Common Share                      $         .011           $        .004
                                        ==============           =============


     See accompanying notes to condensed consolidated financial statements.


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                                                      2000                  1999
                                                                      ----                  ----
Cash Flows from Operations
    Net income                                                   $  173,287            $    72,472
    Adjustments to reconcile net income
      to net cash provided by continuing
      operations:
       Depreciation                                                  19,261                 11,813
       Amortization                                                   3,796                    --
     Change in assets and liabilities:
          Increase in accounts and notes receivable               ( 255,255)              (271,144)
          (Increase) decrease in inventory                            7,892                (31,274)
       Increase in prepaid expenses
       and deposits                                                 (36,506)               (66,789)
       Increase (decrease) in accounts payable
       and accrued expenses                                         (33,516)               141,621
                                                                -----------            -----------
Net Cash Used in Operations                                        (121,041)              (143,301)
                                                                -----------            -----------

Cash Flows from Investing Activities
 Payments for equipment                                             (25,862)                (3,946)
 Payments for capitalized software development cost                 (78,297)                     -
                                                                -----------            -----------
Net Cash Used in Investing Activities                              (104,159)                (3,946)
                                                                -----------            -----------

Cash Flows from Financing Activities
 Borrowing under line-of-credit agreement                                --                115,000
 Payment on capital leases                                           (7,256)                (3,155)
 Net advances from note payable                                          --                 11,097
                                                                -----------            -----------
Net Cash Provided by (Used in) Financing Activities                  (7,256)               122,942
                                                                -----------            -----------

Net Decrease in Cash and Cash Equivalents                          (232,456)               (24,305)

Cash and Cash Equivalents - Beginning of Period                     383,356                134,387
                                                                -----------            -----------

Cash and Cash Equivalents - End of Period                       $   150,900             $  110,082
                                                                ===========             ==========

Supplemental Disclosure of Cash Flow Information
 Interest Paid                                                  $     1,298             $    2,064
                                                                -----------            -----------



     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statement of operations for the three-month periods ended March 31, 2000 and 1999 and the condensed consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 2000 and for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

    Inventories consist of the following:


                                      MARCH 31, 2000          DECEMBER 31, 1999
                                      --------------          -----------------
    Raw materials                         $ 93,960               $ 137,803
    Finished goods                          87,156                  51,205
                                          --------               ---------
                                          $181,116               $ 189,008
                                          ========               =========


3.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point at which the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a declining balance method over a period of four years. Amortization expense charged against earnings amounted to $3,796 for the three months ended March 31, 2000 and $5,820 for the year ended December 31,1999.

                      SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is engaged, through Siboney Learning Group, Inc. ("SLG"), a wholly-owned subsidiary, in the publishing and distribution of educational software, primarily for schools. Siboney Learning Group offers two product lines: GAMCO Educational Software ("GAMCO") which provides highly motivational single titles and series and Orchard: Teacher's Choice Software ("Orchard") which offers schools a comprehensive curriculum-based solution with universal management.

The Company has served the educational market for more than 35 years. The Company's main business is publishing educational software in math, reading and language arts for students and teachers in kindergarten through grade 12. This software motivates students to master key skills and concepts which are stressed on standardized tests and in textbooks. Popular titles include Math Concepts, Phonics Mastery, Reading Concepts, Reading for Critical Thinking, Process Writing, Money Challenge, Undersea Reading for Meaning and Touchdown Math. The Company publishes over 200 titles for Windows, Macintosh, DOS and Apple II operating systems.

GAMCO titles are sold primarily through large national catalog dealers, direct catalogs and the Company's inside sales force. These titles are known for their effective blend of time-on-task learning with motivational games. In addition, each GAMCO title includes a management program that tracks student progress and allows teachers to modify the instruction to meet individual learning needs.

Orchard solutions are sold through a network of territorial dealers who actively call on schools to sell larger curriculum- and technology-based solutions. Orchard includes universal management which tracks student progress across all programs used by students. The Company believes that Orchard is now a recognized competitor in the growing Integrated Learning Systems market as a result of its motivational approach, strong correlation to major national tests and state objectives, and its cost- effective pricing structure.

During 1999, the Company began the development of a major upgrade of Orchard which will include pre- and post-test assessment along with computer-generated assignments. This new upgrade of Orchard is expected to be released in 2000. The Company has also begun the development of a new early reading comprehensive program based upon the latest research in guided reading. This four-title program for reading levels one through four is also expected to be released in 2000.

Also during 1999, the Company entered into a licensing agreement under which the Company has agreed to publish four science concepts educational software titles in a hybrid multimedia CD-ROM format in 2000.

The  Company  generated  special  sales  of its  products  starting  in 1999 and continuing in 2000 through a direct-to-the-home marketer of educational software. This alliance allows the Company to reach families in their homes without going through expensive retail distribution. The Company is considering other special consumer sales opportunities, including the Internet, to leverage its strong skills-based content through new sales channels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company also has certain natural resources interests, including coal, oil and gas, through several subsidiaries.

On May 5, 2000 Siboney Learning Group signed a letter of intent to purchase the publishing assets and corporate name of Teacher Support Software. The Company expects to sign a definitive agreement shortly and anticipates closing the transaction on or about July 1, 2000, subject to fulfillment of customary conditions.

Teacher Support Software is a twenty year old company based in Gainesville, Florida which has specialized in publishing curriculum-based educational software programs that help teachers help struggling students. Best known for its Worksheet Magic tool program and its Word Works vocabulary program, Teacher Support Software has earned a solid reputation in the school software industry for developing reading and writing programs that provide teachers with practical and effective solutions. Its revenues for the 12 months ended April 30, 2000 were $634,540.

Siboney Learning Group will sell the entire Teacher Support Software product line through its dealer and direct sales channels to schools and will include selected Teacher Support Software titles in its Orchard product line. Teacher Support Software's titles provide a strong complement to Siboney Learning Group's titles and add depth to the Company's growing line of elementary reading and writing programs. In addition, Teacher Support Software offers several successful teacher tool programs that will appeal to teachers currently using the Company's products.

                              RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

              THREE MONTHS ENDED MARCH 31, 2000 vs. MARCH 31, 1999

Total revenues increased 19.5% or $164,273 during the three month period ended March 31,2000 compared to the same period in 1999, reflecting higher sales of Siboney Learning Group. Sales of Orchard: Teachers Choice Software increased 49.5% while sales of Gamco's software increased 9.4%.

Cost of product sales decreased 10.8% or $16,148 during the quarter compared to the previous year's quarter, primarily due to lower royalty and material costs. As a percentage of revenue, cost of product sales decreased to 13.2% compared to 17.7% in the prior year, primarily due to the above mentioned lower royalties and material costs. The Company expects the cost of sales as a percentage of revenue to remain lower compared to 1999 as the Company continues to sell higher margin licenses. This decrease, however, could be offset in part by possible increased royalties payable on newly released products.

Selling, general and administrative expenses increased 14% or $86,369 during the quarter ended March 31, 2000 compared to the same quarter in 1999, primarily due to higher salary, commission and marketing expenses associated with higher sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's net income for the first quarter of 2000, primarily for the reasons above, was $173,287, an increase of 139% over the $78,410 reported for the first quarter of 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

Sales at Siboney Learning Group increased during February and March 2000, compared with November and December 1999, consistent with our experience in the previous year. As a result, cash decreased at March 31, 2000, compared to December 31, 1999, in order to pay the increased level of expenses (including increased prepaid expenses, primarily due to the cost of catalog mailings during February 2000) associated with higher sales and to fund the resultant higher level of accounts receivable at March 31, 2000.

The Company anticipates that it will fund its acquisition of the publishing assets of Teacher Support Software by a combination of cash on hand and an advance under the Company's $500,000 credit facility, under which no loans were outstanding at March 31, 2000 or are currently outstanding.

The net worth of the Company at March 31, 2000 was $1,331,151 compared to $1,150,364 at December 31, 1999, as a result of the retention of earnings during the three month period.

                                YEAR 2000 ISSUE

The Year 2000 ("Y2K") issue resulted from computer programs being written using two digits, rather than four, to define the applicable year. As a result, when moving from the year 1999 to 2000, without adjustment, such programs assumed the year 1900 rather than 2000, with various potential adverse effects. Consequently, most computer programs had to be adjusted to assure that they would go forward and not backward.

The Company has experienced no significant expense or problems, and does not anticipate any ongoing expense or problems, related to the Y2K issue.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Siboney Learning Group, the Company's wholly owned subsidiary, has signed a letter of intent to purchase the publishing assets and corporate name of Teacher Support Software.

Teacher Support Software, based in Gainesville, Florida, is a twenty year old company with a strong reputation in the school software industry for publishing educational software that helps teachers help struggling students. Best known for its Worksheet Magic tool program and its Word Works vocabulary program, Teacher Support Software's product line complements current titles offered in Siboney Learning Group's growing line of reading and writing educational software titles for K-12 schools and adds a new product line category of teacher tool products. Teacher Support Software's revenues for the 12 months ended April 30, 2000 were $634,540.

The Teacher Support Software line of products will become the third product line in Siboney Learning Group's portfolio of educational software products. The Company's GAMCO product line provides highly motivating and managed single titles and series sold through school software dealers and a direct sales force. The Company's Orchard: Teacher's Choice Software product line offers schools a comprehensive curriculum-based solution with universal management which is sold through a network of territorial dealers. Siboney Learning Group will retain the Teacher Support Software name and sell its titles through all of its sales channels to schools.

Siboney  Corporation  expects  to  sign  a  definitive   agreement  shortly  and
anticipates the closing on or about July 1, 2000, subject to the fulfillment of customary conditions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           a)     Exhibits: See Exhibit Index on page 12.

           b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SIBONEY CORPORATION



Date: May 15, 2000                      By:  /s/ Timothy J. Tegeler
                                            ------------------------------------
                                             Timothy J. Tegeler
                                             President, Chief Executive
                                             Officer and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number             Description                                Page
--------------             -----------                                ----

     27               Financial Data Schedule
                      (Filed in EDGAR version only)                    13