Form 10-Q
period 2000-06-30
SIBONEY CORP
filed 2000-08-01
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)      Quarterly report for the quarterly period ended June 30, 2000

                                       OR

(  )     Transition Report Pursuant To Section 13 Or 15(d) of The Securities
         Exchange Act of 1934

Commission file number     1-3952


                               SIBONEY CORPORATION
             (Exact name of registrant as specified in its charter)

              Maryland                                       73-0629975
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
incorporation or organization)

     325 North Kirkwood Road, Suite 310, P.O. Box 221029, St. Louis, MO 63122
     ------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

                                  314-822-3163
              (Registrant's telephone number, including area code)

    34 North Brentwood Blvd., Suite 211, P. O. Box 16184, St. Louis, MO 63105
       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days:   YES [X]   NO [ ]

    Title of class of                                Number of Shares
      common stock                          outstanding as of this Report Date
    -----------------                       ----------------------------------

Common stock, par value                                 16,535,844
  $.10 per share

                                      INDEX


PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet, June 30,
        2000 and December 31, 1999                                           3

        Condensed Consolidated Statement of Operations,
        Three Months and Six Months Ended June 30, 2000
        and June 30, 1999                                                    4

        Condensed Consolidated Statement of Cash Flows, Six
        Months Ended June 30, 2000 and June 30, 1999                         5

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        7


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    10

Signatures                                                                  10

Exhibit Index                                                               11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets
                                                                    DECEMBER 31,
                                            JUNE 30,                 1999 (SEE
                                                 2000               NOTE BELOW)
                                         -----------------          -----------
Current Assets
 Cash and cash equivalents               $    460,624              $   383,356
 Investment                                     8,500                    6,500
 Accounts and notes receivable              1,153,011                  352,217
 Inventories (Note 2)                         201,588                  189,008
 Prepaid expenses and deposits                 69,995                   59,246
 Deferred tax asset                           136,000                  136,000
                                         ------------              -----------
         Total Current Assets               2,029,718                1,126,327

Property, Plant and Equipment
(Net of accumulated depreciation
of $418,323 at June 30, 2000 and
$472,961 at December 31, 1999)                235,883                  192,936

Capitalized Software
Development Cost                              348,471                  202,451
                                         ------------             ------------

                                         $  2,614,072              $ 1,521,714
                                         ============              ===========


                      Liabilities and Stockholders' Equity


Current Liabilities
 Current portion of capitalized
lease obligation                         $     23,229              $    22,293
 Accounts payable                              83,985                   77,245
 Accrued expenses                             297,269                  237,546
                                         ------------              -----------
         Total Current Liabilities            404,483                  337,084
                                         ------------              -----------

Long Term Portion of Capitalized
Lease Obligation                               20,518                   34,266
                                         ------------             ------------

    Total Liabilities                         425,001                  371,350


Stockholders' Equity
 Common stock:
   Authorized 20,000,000 shares
   at $0.10 par value; issued
   and outstanding 16,535,844 at
   June 30, 2000 and 16,529,844
   at December 31, 1999                     1,653,585                1,652,985
 Unrealized holding gain
   on investment                                8,500                    6,500
 Additional paid-in capital                     1,213                      853
 Retained earnings (deficit)                  525,773                 (509,974)
                                         ------------             ------------
    Total Stockholders' Equity              2,189,071                1,150,364
                                         ------------             ------------

                                         $  2,614,072             $  1,521,714
                                         ============             ============


NOTE: The balance sheet at December 31, 1999 has been taken from the audited financial statements at that date and condensed.

     See accompanying notes to condensed consolidated financial statements.


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                     Six Months Ended                   Three Months Ended
                                         June 30,                            June 30,
                            -------------------------------------------------------------

                                   2000             1999              2000              1999
                                   ----             ----              ----              ----

Revenues                     $ 2,800,289        1,918,617          1,793,162         1,075,763

Cost of Product Sales            347,844          289,942            214,875           140,825

Selling, General and
Administrative Expenses        1,419,482        1,188,702            717,786           573,375
                            ------------      -----------       ------------       -----------


Income from Operations         1,032,963          439,973            860,501           361,563
                            ------------      -----------       ------------       -----------

Other Income (Expense)
 Interest Income
  (Expense)                          (58)          (5,690)              (521)            4,041
 Miscellaneous                     2,842          (34,146)             2,480           (29,857)
                            ------------     ------------      -------------      ------------
Total Other Income
  (Expense)                        2,784          (39,836)             1,959           (33,898)
                            ------------     ------------      -------------      ------------


Net Income                  $  1,035,747      $   400,137        $   862,460        $  327,665
                            ============     ============        ===========       ===========

Weighted Average
Shares Outstanding            16,530,144       16,519,659         16,530,444        16,520,959
                            ============     ============       ============       ===========

Basic and Diluted
Income per Common Share       $      .06      $       .02          $     .05          $    .02
                              ==========      ===========         ==========        ==========


     See accompanying notes to condensed consolidated financial statements.

                                       4

                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                      2000              1999
                                                      -----             ----
Cash Flows from Operations
    Net income                                      $1,035,747      $   173,287
    Adjustments to reconcile net
    income to net cash provided
      by continuing operations:

      Depreciation                                      41,316           19,261
       Amortization                                      9,791            3,796

      Change in assets and liabilities:

        Increase in accounts and notes receivable     (800,794)        (255,255)
        (Increase) decrease in inventory               (12,580)           7,892

        (Increase) decrease in prepaid expenses
        and deposits                                   (10,749)           8,278

        Increase (decrease) in accounts payable
        and accrued expenses                            66,463          (31,022)
                                                    ----------      -----------

Net Cash Provided by Operations                        329,194           32,130
                                                   -----------      -----------

Cash Flows from Investing Activities
 Payments for equipment                                (84,261)         (17,101)
 Payments for capitalized software
   development cost                                   (155,811)        (102,497)
                                                   -----------      -----------

Net Cash Used in Investing Activities                 (240,072)        (119,598)
                                                   -----------      -----------

Cash Flows from Financing Activities

 Borrowing under line-of-credit agreement                   --          155,000

 Payment on capital leases                             (12,814)          (8,942)
 Proceeds from issuance of common stock                    960              893
                                                   -----------      -----------

Net Cash Provided by (Used in)
  Financing Activities                                 (11,854)         146,951
                                                   -----------      -----------

Net Increase in Cash and Cash Equivalents               77,268           59,483

Cash and Cash Equivalents -
  Beginning of Period                                  383,356          134,387
                                                   -----------      -----------


Cash and Cash Equivalents -
  End of Period                                    $   460,624       $  193,870
                                                   ===========       ==========


Supplemental Disclosure of Cash
  Flow Information

 Interest Paid                                     $     2,577       $    6,602
                                                    ----------       ----------


     See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statement of operations for the six-month and the three-month periods ended June 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 2000 and for all periods have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories consist of the following:


                                       JUNE 30, 2000           DECEMBER 31, 1999
                                       -------------           -----------------

     Raw materials                        $  97,226                $ 137,803

     Finished goods                         104,362                   51,205
                                          ---------                 --------

                                          $ 201,588                $ 189,008
                                          =========                =========



3.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point at which the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a declining balance method over a period of four years. Amortization expense charged against earnings amounted to $9,791 for the six months ended June 30, 2000 and $5,820 for the year ended December 31,1999.

                      SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is engaged, through Siboney Learning Group, Inc. ("SLG"), a wholly-owned subsidiary, in the publishing and distribution of educational software, primarily for schools. Prior to July 1, 2000, Siboney Learning Group offered two product lines: GAMCO Educational Software ("GAMCO"), which provides highly motivational curriculum-based single titles and series, and Orchard:
Teacher's Choice Software ("Orchard"), which offers schools a comprehensive curriculum-based solution with universal management.

On July 31, 2000 the Company purchased the publishing assets and corporate name of Teacher Support Software ("TSS"). Teacher Support Software is a 20 year old company which has specialized in publishing educational software programs that help teachers help struggling students.

Siboney Learning Group will sell the entire TSS product line through its dealer and direct channels to schools and will include selected TSS titles in its Orchard product line. TSS titles provide a strong complement to Siboney Learning Group's titles and add depth to the Company's growing line of elementary reading and writing programs. In addition, TSS offers several successful teacher tool programs that should appeal to teachers currently using the Company's products.

The Company has served the educational market for more than 35 years. The Company's main business is publishing educational software in math, reading and language arts for students and teachers in kindergarten through grade 12. This software motivates students to master key skills and concepts which are stressed on standardized tests and in textbooks. Popular titles include Math Concepts, Phonics Mastery, Reading Concepts, Reading for Critical Thinking, Process Writing, Money Challenge, Undersea Reading for Meaning, Touchdown Math,
Worksheet Magic and Word Works. The Company publishes over 200 titles for Windows, Macintosh, DOS and Apple II operating systems.

GAMCO and TSS titles are sold primarily through large national catalog dealers, direct catalogs and the Company's inside sales force. These titles are known for their effective blend of time-on-task learning with motivational games. In addition, each GAMCO title and some TSS titles include a management program that tracks student progress and allows teachers to modify the instruction to meet individual learning needs.

Orchard solutions are sold through a network of territorial dealers who actively call on schools to sell larger curriculum- and technology-based solutions. Orchard includes universal management which tracks student progress across all programs used by students. The Company believes that Orchard is now a recognized competitor in the growing Integrated Learning Systems market as a result of its motivational approach, strong correlation to major national tests and state objectives, its new assessment options and its cost-effective pricing structure.

During 1999, the Company began the development of a major upgrade of Orchard which includes pre- and post-test assessment along with computer-generated assignments. This new upgrade of Orchard was released in June 2000. The Company has also begun the development of a new early reading comprehension program based upon the latest research in guided reading. This four-title program for reading levels one through four is scheduled to be released by September 2000.

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

THREE MONTHS ENDED JUNE 30, 2000 vs. JUNE 30, 1999

Total revenues increased 66.7% or $717,399 to $1,793,162 from $1,075,763 during the three month period ended June 30,2000 compared to the same period in 1999, primarily due to the higher sales of Siboney Learning Group. The increase in sales was lead by a 147% increase in sales of Orchard: Teachers Choice Software, a higher margin product. In addition, revenue from Siboney Coal Company was $109,930 for the quarter ended June 30, 2000 compared to no revenue during the same period in 1999.

Cost of product sales increased 52.6% or $74,050 to $214,875 from $140,825 during the quarter compared to the previous year's quarter, primarily due to higher sales. As a percentage of revenue, cost of product sales decreased to 13.6% compared to 15.1% in the prior year primarily due to increased sales of higher margin licenses. The Company expects the cost of sales as a percentage of revenue to remain lower compared to 1999 as the Company continues to sell higher margin licenses. This decrease, however, could be offset in part by possible increased royalties payable on newly released products.

Selling, general and administrative expenses increased 25.2% or $144,441 to $717,786 from $573,375 during the quarter ended June 30, 2000 compared to the same quarter in 1999, primarily due to higher salary, commission and marketing expenses associated with higher sales and higher transfer agent fees.

The Company's net income for the second quarter of 2000, primarily for the reasons above, was $862,460, an increase of 163.2% over the $327,665 reported for the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


SIX MONTHS ENDED JUNE 30, 2000 vs. JUNE 30, 1999

Total revenues increased 46% or $881,672 to $2,800,289 from $1,918,617 during the six month period ended June 30, 2000 compared to the same period in 1999, primarily due to higher sales at Siboney Learning Group. Sales of Orchard increased 106% over the same period in 1999. In addition, revenue from Siboney Coal Company was $146,832, an increase of $116,832 over the same period in 1999.

Cost of product sales increased 20% or $57,902 to $347,844 from $289,942 compared to the six months June 30, 1999, primarily due to higher sales. As a percentage of revenue, cost of product sales decreased to 14.2% compared to 17.8% in the prior year, primarily due to increased sales of higher margin licenses. The Company expects the cost of sales as a percentage of revenue to remain lower compared to 1999 as the Company continues to sell higher margin licenses. This decrease, however, could be offset in part by possible increased royalties payable on newly released products.

Selling, general and administrative expenses increased 19.4% or $230,780 to $1,419,482 from $1,188,702 compared to the same six month period in 1999 primarily due to higher salary, commission and marketing expenses associated with higher sales and higher transfer agent fees.

As a result of the above mentioned reasons, net income for the six months ended June 30, 2000 was $1,035,747, an increase of 158.8% or $635,610 over last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased at June 30, 2000 to $460,624 compared to $383,356 at December 31, 1999.

Accounts receivable increased 227.4% or $800,794 to $1,153,011 compared to receivables of $352,217 at December 31, 1999 due to the higher sales volume at Siboney Learning Group during May and June 2000 compared with November and December 1999. This was consistent with our experience in the previous year.

The net worth of the Company at June 30, 2000 was $2,189,071 compared to $1,150,364 at December 31, 1999, as a result of the retention of earnings during the six month period.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a)  Exhibits: See Exhibit Index on page 11.

         b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SIBONEY CORPORATION



Date: July 31, 2000                      By: \s\ Timothy J. Tegeler
                                             -----------------------------------
                                             Timothy J. Tegeler
                                             President, Chief Executive
                                             Officer and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number         Description                                       Page
--------------         -----------                                       ----
    27(a)              Financial Data Schedule
                       (Filed EDGAR version only)                         12