Form 10-Q
period 2000-09-30
SIBONEY CORP
filed 2000-11-13
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)      Quarterly report for the quarterly period ended September 30, 2000

                                       OR

(  )     Transition Report Pursuant To Section 13 Or 15(d) of The Securities
         Exchange Act of 1934

Commission file number        1-3952
                          ----------------

                               SIBONEY CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                       73-0629975
----------------------------------------         -------------------------------
    (State or other jurisdiction of                (I.R.S. Employer I.D. No.)
    incorporation or organization)

    325 North Kirkwood Road, Suite 310, P.O. Box 221029, St. Louis, MO 63122
    -------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  314-822-3163
                                 --------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

                Title of class of                      Number of Shares
                common stock                  outstanding as of this Report Date
              -----------------               ----------------------------------

          Common stock, par value                        16,658,344
          $.10 per share

                                      INDEX


PART I  FINANCIAL INFORMATION

 Item 1.  Financial Statements

     Condensed Consolidated Balance Sheet, September 30,
      2000 and December 31, 1999                                           3

     Condensed Consolidated Statement of Operations,
          Three Months and Nine Months Ended September 30,
           2000 and September 30, 1999                                     4

     Condensed Consolidated Statement of Cash Flows, Nine
          Months Ended September 30, 2000 and September 30, 1999           5

     Notes to Condensed Consolidated Financial Statements                  6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7


PART II OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                11

 Signatures
                                                                          11

Exhibit Index                                                             12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SIBONEY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets


                                                                    DECEMBER 31,
                                              SEPTEMBER 30,          1999 (SEE
                                                  2000               NOTE BELOW)
                                              -------------        -------------

Current Assets
 Cash and cash equivalents                    $    560,225       $    383,356
 Accounts and notes receivable                     912,705            352,217
 Inventories (Note 2)                              322,278            189,008
 Other current assets                              212,895            201,746
                                              -------------      ------------
         Total Current Assets                    2,008,103          1,126,327

Property, Plant and Equipment (Net of
  accumulated depreciation of $442,808 at
  September 30, 2000 and $472,961 at
  December 31, 1999)                               271,737            192,936

Capitalized Software Development
  Cost (Note 3)                                    608,038            202,451
Other Assets (Note 4)                              411,734                 --
                                              ------------        -----------

                                              $  3,299,612        $ 1,521,714
                                              ============        ===========

                      Liabilities and Stockholders' Equity

Current Liabilities
 Current portion of long term debt            $    115,831        $    22,293
 Accounts payable                                  177,808             77,245
 Accrued expenses                                  304,632            237,546
                                              ------------        -----------
         Total Current Liabilities                 598,271            337,084
                                              ------------        -----------

Long Term Debt                                     215,170             34,266
                                              ------------        -----------

    Total Liabilities                              813,441            371,350
                                              ------------        -----------

Stockholders' Equity
 Common stock:
   Authorized 20,000,000 shares at
    $0.10 par value; issued and
    outstanding 16,658,344 at
    September 30, 2000 and
    16,529,844 at December 31, 1999              1,665,835          1,652,985
 Unrealized holding gain on investment               6,000              6,500
 Additional paid-in capital                          8,332                853
 Retained earnings (deficit)                       806,004           (509,974)
                                              ------------        -----------
    Total Stockholders' Equity                   2,486,171          1,150,364
                                              ------------        ------------
                                              $  3,299,612        $ 1,521,714
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


                      SIBONEY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                           Nine Months Ended                        Three Months Ended
                                             September 30,                             September 30,
                                   ------------------------------------------------------------------------
                                       2000                 1999                 2000                1999
                                   ------------        -----------           ----------           ---------

Revenues                           $ 4,292,409          $2,647,766           $1,492,120            $729,149


Cost of Product Sales                  603,059             401,287              255,215             111,345

Selling, General and
Administrative Expenses              2,376,929           1,775,524              957,447             586,822
                                   -----------         -----------         ------------        ------------

Income from Operations               1,312,421             470,955              279,458              30,982
                                   -----------         -----------         ------------        ------------

Other Income (Expense)
 Gain on Sale of Assets                     --              86,759                   --              86,759
 Interest Income (Expense)                 621              (6,745)                 679              (1,055)
 Miscellaneous                           2,936             (42,184)                  94              (8,038)
                                   -----------         -----------         ------------        ------------
Total Other Income (Expense)             3,557              37,830                  773              77,666
                                   -----------         -----------         ------------        ------------


Net Income                         $ 1,315,978          $  508,785           $  280,231          $  108,648
                                   ===========         ===========          ===========         ===========

Weighted Average Shares
Outstanding                         16,534,633          16,525,344           16,534,633          16,525,344
                                   ===========         ===========          ===========         ===========

Basic and Diluted Income
per Common Share                   $       .08         $       .03           $      .02          $      .01
                                   ===========         ===========           ==========          ==========


See accompanying notes to condensed consolidated financial statements.


                      SIBONEY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                        2000            1999
                                                    ----------      ------------

Cash Flows from Operations
    Net income                                      $1,315,978      $   508,785
    Adjustments to reconcile net income to
      net cash provided by continuing
      operations:

      Depreciation                                      65,798           44,830
      Amortization                                      57,657            3,746
      Gain on Sale of Assets                                --          (86,759)

      Change in assets and liabilities:

        Increase in accounts and notes
          receivable                                  (560,488)         (90,865)
        (Increase) decrease in inventory              (133,270)           4,746
        Increase in other current assets               (11,649)          (9,176)
        Increase in accounts payable
          and accrued expenses                         167,649            1,479
                                                   -----------      -----------
Net Cash Provided by Operations                        901,675          376,786
                                                   -----------      -----------

Cash Flows from Investing Activities
 Payments for equipment                               (144,600)         (66,577)
 Payments for capitalized software
  development cost                                    (239,302)        (149,732)
 Payment for business acquisition                     (344,659)              --
 Proceeds from sale of asset                               ---          156,339
                                                   -----------      -----------

Net Cash Used in Investing Activities                 (728,561)         (59,970)
                                                   -----------       ----------

Cash Flows from Financing Activities

 Payment on long-term debt                                  --          (14,181)
 Payment on capital leases                             (16,573)              --
 Proceeds from issuance of common stock                 20,328              893
                                                   -----------      -----------
Net Cash Provided by (Used in)
  Financing Activities                                   3,755          (13,288)
                                                   -----------      ------------

Net Increase in Cash and Cash Equivalents              176,869          303,528

Cash and Cash Equivalents -
  Beginning of Period                                  383,356          134,387
                                                  ------------      -----------

Cash and Cash Equivalents -
  End of Period                                     $  560,225       $  437,915
                                                    ==========       ==========

Supplemental Disclosure of Cash Flow Information

Interest Paid                                        $   4,337        $   6,602
                                                    ----------        ---------

Noncash investing activities: The Company acquired certain assets of a business for a total acquisition price of $635,671 consisting of $344,659 paid in cash and a note payable amounting to $291,012.

See accompanying notes to condensed consolidated financial statements.

                      SIBONEY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statement of operations for the nine-month and the three-month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 2000 and for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

Inventories consist of the following:


                                SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                ------------------            -----------------

    Raw materials                     $217,394                     $ 137,803

    Finished goods                     104,883                        51,205
                                       -------                      --------

                                      $322,277                     $ 189,008
                                      ========                     =========


3.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs associated with the development and purchase of computer software for sale. Costs are capitalized at the point at which the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a declining balance method over a period of four years. Accumulated amortization amounted to $36,263 at September 30, 2000 and $5,820 at December 31,1999.

4.  OTHER ASSETS
                                       SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                       ------------------      -----------------
Other Assets consist of:
  Goodwill (Net of accumulated
  amortization of $14,714)                    $324,234            $         --
  Covenant not to Compete (Net of
  accumulated amortization of $12,500)          87,500                      --
                                            ----------            ------------
                                            $  411,734            $         --
                                            ==========            ============

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

On July 1, 2000 the Company purchased the publishing assets and corporate name of Teacher Support Software ("TSS") for a purchase price of $650,000, plus certain contingent payments based on annual net sales of the purchased product line in years 2001, 2002 and 2003. Teacher Support Software is a 20 year old company which has specialized in publishing educational software programs that help teachers help struggling students.

Siboney Learning Group is selling the entire TSS product line through its dealer and direct channels to schools and have included selected TSS titles in its Orchard product line. The TSS titles provide a strong complement to Siboney Learning Group's titles and add depth to the Company's growing line of elementary reading and writing programs. In addition, TSS offers several successful teacher tool programs that should appeal to teachers currently using the Company's products.

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

Orchard solutions are sold through a network of territorial dealers who actively call on schools to sell larger curriculum- and technology-based solutions. Orchard includes universal management which tracks student progress across all programs used by students and assessment which identifies problem areas and generates student-specific assignments. The Company believes that Orchard is now a recognized competitor in the growing Integrated Learning Systems market as a result of its motivational approach, strong correlation to major national tests and state objectives, its new assessment options and its cost-effective pricing structure. The Company is continuing to upgrade Orchard with advanced assessment and management features.

During 2000, the Company released a new early reading comprehension program based upon the latest research in guided reading. Reading Explorers includes four titles for reading levels one through four which help students master the most important reading comprehensive skills. Reading Explorers will be sold through the Company's GAMCO and Orchard sales channels.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 vs. SEPTEMBER 30, 1999

Total revenues increased 104.6% or $762,971 to $1,492,120 from $729,149 during the three month period ended September 30,2000 compared to the same period in 1999, primarily due to the higher sales of Siboney Learning Group. Orchard Teachers Choice Software sales accounted for 88.73% of the increase in revenues.

Cost of product sales increased 129.2% or $143,870 to $255,215 from $111,345 during the quarter compared to the previous year's quarter, primarily due to higher sales. As a percentage of revenue, cost of product sales increased to 17.1% compared to 15.3% in the prior year, primarily due to a royalty advance payment made to a publisher for its state standards content which will be integral to the Company's new version of Orchard. Cost of product sales would have been slightly lower than the same period in 1999 without this advance royalty payment.

Selling, general and administrative expenses increased 63.2% or $370,625 to $957,447 from $586,822 during the quarter ended September 30, 2000 compared to the same quarter in 1999, primarily due to increased catalog advertising costs associated with the Teacher Support Software acquisition, increased amortization of TSS acquisition costs, higher Orchard related expenses for the expansion of the dealer network and the annual Orchard dealer meeting, higher salary, commission and marketing expenses associated with higher sales.

As a net result of the increased sales and other reasons mentioned above, the Company's net income for the third quarter of 2000 was $280,231, an increase of 157.9% over the $108,648 reported for the third quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           NINE MONTHS ENDED SEPTEMBER 30, 2000 vs. SEPTEMBER 30, 1999

Total  revenues  increased  62.1% or $1,644,643 to  $4,292,409  from  $2,647,766 during the nine month period ended September 30, 2000 compared to the same period in 1999, primarily due to higher sales at Siboney Learning Group. Orchard sales increased 159% over the same period in 1999. In addition, revenue from Siboney Coal Company was $180,561, an increase of $150,561 over the same period in 1999.

Cost of product sales increased 50.3% or $201,772 to $603,059 from $401,287 during the nine months ended September 30, 1999, primarily due to higher sales. As a percentage of revenue, cost of product sales decreased to 14.1% compared to 15.2% in the prior year, primarily due to increased sales of higher margin licenses.

Selling, general and administrative expenses increased 33.9% or $601,405 to $2,376,929 from $1,775,524 compared to the same period in 1999, primarily due to increased catalog advertising costs associated with the Teacher Support Software acquisition, increased amortization of TSS acquisition costs, higher Orchard related expenses for the expansion of the dealer network and the annual Orchard dealer meeting, higher salary, commission and marketing expenses associated with higher sales.

As a result of the above mentioned reasons, net income for the nine months ended September 30, 2000 was $1,315,978, an increase of 158.7% or $807,193 over last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased at September 30, 2000 to $560,225 compared to $383,356 at December 31, 1999.

Accounts receivable increased 159.1% or $560,488 to $912,705 compared to receivables of $352,217 at December 31, 1999 due to the higher sales volume at Siboney Learning Group during August and September 2000 compared with November and December 1999. This was consistent with our experience in previous years.

Inventories increased 70.5% or $133,270 to $322,278 to support increased sales. Certain items are bought in quantity in order to receive lower pricing.

Plant, property and equipment increased as a result of the Company's move to a new location and the purchase of new furniture. In addition, new equipment was acquired as new employees were hired.

Capitalized software development cost increased 200.34% or $405,587 to $608,038 as a result of the allocation of purchased software from the TSS acquisition and the ongoing development of new software titles.

Other assets increased $411,734 at September 30, 2000 compared to December 31, 1999 as a result of goodwill and other assets related to the TSS acquisition.

Current portion of long term debt increased $93,538 to $115,831 at September 30, 2000 compared to December 31, 1999 as a result of the financing of the TSS acquisition.

Accounts payable and accrued expenses increased $314,791 at September 30, 2000 compared to December 31, 1999 primarily due to higher royalties due as a result of increased sales.

Long term debt increased $180,904 at September 30, 2000 compared to December 31, 1999 as a result of the financing of the TSS acquisition.

The net worth of the Company at September 30, 2000 was $2,486,171compared to $1,150,364 at December 31, 1999, as a result of the retention of earnings during the nine month period.

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

The Company experienced no significant expense or problems, and does not anticipate any ongoing expense or problems, related to the Y2K issue.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)   Exhibits: See Exhibit Index on page 12.

        b) Reports on Form 8-K: The Company filed a Report on Form 8-K on July 27, 2000, as amended by Form 8-KA filed September 13, 2000.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SIBONEY CORPORATION



Date: November 13, 2000                  By: /s/ Timothy J. Tegeler
                                             -------------------------------
                                             Timothy J. Tegeler
                                             President, Chief Executive
                                             Officer and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number      Description                                      Page

    27(a)           Financial Data Schedule
                    (Filed EDGAR version only)                        13