Form 10-K
period 2000-12-31
SIBONEY CORP
filed 2001-03-26
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQIURED]

For the Fiscal Year Ended December 31, 2000

[     ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR IS(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQIURED]

For the Transition period from            to

Commission File Number     1-3952

        SIBONEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation)	73-0629975 (IRS Employer Identification No.)

325 North Kirkwood Road, Suite 310 P.O. Box 221029, St. Louis, Missouri (Address of Principal Executive Offices)	63122 (Zip Code)

Registrant's telephone number, including area code:                 (314) 822-3163

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:      YES   [ X ]      NO   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information -- statements incorporated by reference in Part M of this Form 10-K.   [ X ]

The aggregate market value of the shares of Common Stock held by nonaffiliates of Registrant as of February 9, 2001 was $8,329,172. This value was based on the average of the bid and asked prices on February 9, 2001.

As of February 9, 2001, the Registrant had outstanding 16,658,344 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: the definitive proxy statement of Registrant (to be filed pursuant to
Regulation 14) for Registrant's 2001 Annual Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 13.

PART I

Forward-Looking Statements

Any forward-looking statements act forth in this Report are necessarily subject to significant uncertainties and risks. When used in this Report, the words “believes,” anticipates, intends, expects,” and similar expressions are intended to identify forward looking statements. Actual results could be materially different as a result of various possibilities. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.   Business

General

The principal business of the Company is the publishing and distribution of educational software products.

Description Of Business And Properties

Business - General Description And Current Developments -- The Company is engaged, through its Siboney Learning Group subsidiary, in the publishing of educational software, primarily for schools. The Company’s main business is publishing educational software in math, reading, language arts and science for students and teachers in grades kindergarten through adult. This software motivates learners to master key skills and concepts that are stressed on standardized tests and in textbooks. The Company has served the educational market for more than 35 years.

The Company’s growing portfolio of products now includes more than 150 active titles which focus on teaching basic skills and new concepts while meeting the different learning needs of all students through time-on-task instruction. Almost all software titles include a management program which tracks student progress and allows teachers to identify problem areas for further instruction. These tides are sold in a wide variety of product configurations that appeal to the different budgets and spending patterns found in classrooms, schools and school districts.

All of the Company’s active titles are available on CD-ROM for Windows and Macintosh computers and are compatible with the different network configurations installed in schools today. Popular titles include Math Concepts, Reading Concepts, Process Writing, Phonies Mastery and Touchdown Math. The Company believes that over 25,000 schools use the Company’s software products.

Siboney Learning Group now offers four distinct product fines.

GAMCO Educational Software (“GAMCO”), the Company’s original product line, provides schools with highly motivating single tides and series. GAMCO products are sold through the major national and regional school software dealers, the Company’s inside sales force and its direct catalogs. All GAMCO titles include management that tracks student progress and allows teachers to modify the instruction to meet individual learning needs.

In 1996, the Company launched Orchard Teacher’s Choice Software (“Orchard”). Orchard offers schools and school districts a comprehensive curriculum-based solution with universal management and assessment. Orchard is sold through a proprietary network of dealers and representatives who actively call on schools to sell larger curriculum-and technology6based learning solutions. Orchard includes universal management which tracks student progress across all programs. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company expects to introduce its first state-specific versions of Orchard in 2001 by correlating its content to state-specific standards and high-stakes state tests.

In July 2000, the Company purchased the software assets of Teacher Support Software, Inc.(“TSS”). TSS is a 20 year old software publisher beat known for its popular tools for teachers, including Worksheet Magic, and its effective and comprehensive language arts programs, including WordWorks. TSS products are sold through all of the Company’s sales channels. The Company believes that it will grow the sales of TSS products by selling TSS products through its multiple sales channels and by upgrading older TSS products to be compatible with the computers and networks found in schools today.

In January 2001, the Company purchased the stock of Activity Records, Inc. and in so doing acquired Educational Activities, Inc.‘s software product line which is now called Educational Activities Software (“EAS”). Educational Activities has been a leading publisher of software for the middle-school to adult learner software market for over 20 years. Best known for its Diascriptive® Reading series, Educational Activities has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. A substantial part of EAS is adult education products, a new market for the Company. In addition, the EAS ac on provides the Company with compatible products to sell to its K-12 school customers through all of its sales channels.

In effect, the Company is able to manage four distinct but compatible product fines through one organization responsible for sales, marketing, product development, product support, customer service and fulfillment. The sales and marketing team is able to take internally developed, licensed and acquired content to the market through a hybrid, multiple channel network of catalog dealers, professional sales organizations, direct representatives and its own direct marketing efforts. This sales network allows the Company to appeal to teachers software with their personal funds or through a classroom budget with its growing library of over ISO titles. The Company can also appeal to school administrators and purchasing committees with its special curriculum bundles or its Orchard solutions. Finally, the Company can appeal to school districts looking for more comprehensive, district-wide solutions with Orchard and its volume pricing schemes and unlimited network/site licenses.

The Company has also generated sales of select products through a direct-to-the-home marketer of educational software. This alliance allows the Company to reach families in their homes without going through expensive retail distribution. The Company has considered using the Internet to distribute its products to the school and home markets, but has not yet done so. However, it believes that its entry into the adult education market by the acquisition of EAS may be an area suited to such distribution by the Company.

Sources And Availability Of Raw Materials -- Raw materials are generally available and are purchased from a wide range of suppliers. Shortages are not anticipated.

Patents, Trademarks And Licenses -- The Company holds various patents, copyrights and license rights, some of which are considered to be material to its business. The licensing agreements under which the Company licenses certain software provide for minimum sales and related royalty payments by the Company over a specified number of years and are renewable thereafter.

Seasonality -- The Company typically experiences its highest levels of sales and accounts receivable in the educational products business at the end of the school year (April, May, June and July). However, seasonality is not deemed to have an overall material adverse effect on the Company’s operations.

Working Capital Items -- The Company does not engage in unusual practices relating to working capital items. The Company does not purchase or maintain an unusually high amount of inventory in advance, although certain materials are purchased in larger quantities in order to obtain volume discounts. The Company does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group maintains an “on approval” policy under which goods shipped subject to customer approval are not billed upon delivery and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. Siboney Learning Group also maintains a general “satisfaction guaranteed” policy under which GAMCO, TSS and EAS products maybe returned within 12 months and Orchard products within 90 days from the date of purchase if they do not meet a customer’s satisfaction. Less than 2% of sales was returned in 2000.

Dependence On Limited Number Of Customers -- In 2000, approximately 11% of the Company’s revenues were generated from catalog sales through one dealer, Educational Resources, Inc.

Backlog -- The Company traditionally does not have a material backlog of orders.

Government Business -- Sales of Siboney Learning Group’s computer software products are substantially dependent upon expenditures of school districts and individual schools. Although a substantial portion of Siboney Learning Group’s business is done with governmental subdivisions, such business is not subject to price renegotiation or termination for convenience of the buyer.

Environmental Impact -- Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment are not expected to materially affect the Company.

Research And Development -- Research and development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years.

Software research and development costs of $290,514 and $208,271 were capitalized in 2000 and 1999, respectively. There were no capitalized software costs in 1998. Amortization expense charged against earnings amounted to $42,471 and $5,820 in 2000 and 1999, respectively. Research and development costs not capitalized are expensed in the year incurred and totaled approximately $342,000,$286,000 and $403,000 in 2000,1999 and 1998, respectively.

Competition -- Siboney Learning Group operates in highly competitive markets which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. A number of the Company’s competitors are significantly larger and have substantially greater resources than the Company. Over the last several years, the consolidation of educational software publishers has resulted in a reduction of the number of new software tides designed for schools.

Personnel -- As of February 9, 200 1, the Company had 40 full-time employees. The Company’s employees are not represented by any union.

Item 2.   Properties

The Company leases approximately 6,300 square feet of corporate office space in St. Louis, Missouri under a lease which expires May 31, 2005. Siboney Learning Group also leases approximately 7,000 square feet of warehouse facilities in St. Louis, Missouri under a lease which expires in May 2004.

The Company also has certain natural resource interests through several subsidiaries, which are not believed to be material assets of the Company, individually or in the aggregate.

Siboney Coal Company, Inc.(“Siboney Coal”), a subsidiary of the Company, owns the fee and mineral interests in coal properties aggregating approximately 1,425 acres in Johnson and Martin Counties, Kentucky. Siboney Coal leases the properties to a mining company under a lease which calls for annual payments of $30,000 plus royalties per ton of coal mined. Future revenues in excess of minimum royalties from the coal lease are dependent on mining operations of the lessee, which ceased on the Company’s property in 1998 and 1999 and resumed during 2000. The Company believes that the mining company is continuing such activities in 2001.

Other subsidiaries of the Company have royalty and working interests in off and gas leases and property rights. Revenues from such leases and interests are not material. 1“he present value of estimated fixture net oil and gas reserves of the Company’s subsidiaries is presently not determinable, but is not believed to be material.

Prior to 1958, the Company held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated. The Company filed claim against the Cuban government with the U.S. Foreign Claims Settlement Commission which certified the Company’s loss as $2,454,000 plus 6% interest per annum from November 1959. No funds have been appropriated to satisfy such claims. Accordingly, the Company does not consider the collectability of the claim to be probable.

Item 3.   Legal Proceedings

Not applicable.

Item 4.   Submission Of Matters To A Vote Of Security Holders

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity And Related Stockholder Matters

(a)   Principal Market

The Company’s common stock is traded on the over-the-counter “Bulletin Board” market.

(b)   Stock Price and Dividend Information

The following table sets forth the high and low bid prices per share of common stock.

                    2000 Bid                             1999 Bid
  -----------------------------------------------------------------------
  Quarter            High       Low         Quarter        High      Low
  -----------------------------------------------------------------------
  First              $.74       $.21        First          $.22      $.13
  Second              .59        .43        Second          .20       .12
  Third               .53        .37        Third           .18       .13
  Fourth              .54        .36        Fourth          .28       .17

The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

No cash dividends were paid on the Company’s common stock in 2000 or 1999. The Company intends to continue its historical pattern of utilizing cash generated by operations to support future growth.

(c)   Approximate Number of Holders of Common Stock

The number of holders of record of the Company’s common stock as of February 9, 2001 was 16,439.

Item 6.  Selected Financial Data

                                              YEARS ENDED DECEMBER 31,
                       ------------------------------------------------------------------------
                            2000          1999            1998           1997           1996
                       ------------------------------------------------------------------------
Total assets           $ 3,427,112   $ 1,601,114   $    881,230    $    938,994   $  1,440,893
==============================================================================================
Revenues               $ 5,401,070   $ 3,309,021   $  2,406,759    $  1,957,088   $  2,014,268
==============================================================================================
Income (loss)
from operations        $ 1,114,330   $   315,187   $   (129,222)   $   (590,816)    $ (690,046)
==============================================================================================
Net income (loss)      $ 1,317,530   $   543,783   $   (124,749)   $   (571,688)    $ (315,276)
==============================================================================================
Earnings (loss)
  per common share
  [Note (a)]:
  Operations           $      0.08   $      0.03   $      (0.01)   $      (0.04)    $    (0.02)

Weighted average
  number of common
  shares outstanding    16,571,822    16,522,821     16,518,344      16,249,565     15,613,269
==============================================================================================
Earnings (loss) per
    common share -
    assuming dilution
    [Note (a) and (b)]
    Operations:        $      0.07   $      0.03    $   (0.01)   $     (0.04)    $    (0.02)
==============================================================================================
Weighted average
    number of common
    and common
    equivalent
    shares outstanding  18,262,174    16,839,689     16,518,344      16,249,565     15,613,269
==============================================================================================

Notes:

(a)	The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see Note 14 to the consolidated financial statements.

(b)	For 1997 and 1998, options on shares of common stock were not included in computing diluted earnings per share because their effect was antidilutive.

(c)	The Company has paid no cash dividends during the five years ended December 31,2000.

Item 7.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis sets forth certain factors which produced changes in the Company’s results of operations during the three years ended December 31, 2000 and comments on the Company’s financial position as of December 31, 2000.

Results Of Operations:

2000 In Comparison With 1999

The Company had another successful and profitable year in 2000, due primarily to a 57% increase in sales of educational software by Siboney Learning Group. The Company’s multiple-channel sales network and product development and upgrading and licensing and acquisition strategies have allowed it to continue to increase its market share in the market for instructional software for schools. Total consolidated revenues increased 63%, or $2,092,049, to $5,401,070.

Sales of Orchard Teacher’s Choice Software were primarily responsible for this growth in sales. In its fourth year of sales, sales of Orchard increased by 140%, the fourth straight year that sales of Orchard software have more than doubled. Orchard has become a major competitor in the market for Integrated Learning Systems as a result of its motivational and comprehensive content offering of 140 titles and curriculum bundles which continue to grow, its correlations to national and state-specific curricula and tests which are increasing in importance as more students are required to take and pass high stakes tests, its new assessment options which identify problem areas for students and generate a student-specific assignment, and its value-oriented pricing which allows Orchard to deliver substantial content at a fraction of the price of many of its larger competitors. The Company hired three regional sales managers and two direct sales representatives in 2000 to sell Orchard along with a highly trained and motivated network of approximately 40 professional dealer sales organizations with outside sales people who sell Orchard in territories across the country. Orchard has become an increasingly more important and core product line for many of these dealers.

Approximately 50% of Orchard sales are generated by satisfied customers who initially purchase a minimal number of Orchard programs or evaluate larger curriculum bundles. Based upon Orchard’s success with their students and its impact on improving students’ scores on standardized tests, Orchard-using schools are more likely to place larger reorders for their schools or recommend that the school district purchase appropriate Orchard programs or bundles. In 2000, the Company received six orders for over $100,000 each from school districts that have benefited from using Orchard software in their schools. In 2000, Orchard increased its average net order size from approximately $2,500 to over $6,000 as many schools moved from purchasing individual programs to purchasing more expensive curriculum bundles with pre- and post-test assessment.

The Company believes that Orchard continues to be its main engine for maintaining its growth in sales. During 2000, the Company began developing state-specific versions of Orchard which will be directly correlated to the state tests that are becoming increasingly important in almost every state. These state-specific versions will allow Orchard to identify specific problems that students will encounter in taking their state’s test and then provide remedial instruction so that problem areas are mastered. In addition, the Company is upgrading its sales and support staff to increase Orchard’s visibility in the market and to ensure that Orchard is successfully implemented in schools.

Sales of the GAMCO software line decreased slightly in 2000 compared to 1999 as the Company focused more on sales of its Orchard product line. It also appears that schools are getting more interested in comprehensive software solutions like Orchard as opposed to title-specific solutions from GAMCO. The July 2000 acquisition of the software assets of Teacher Support Software, Inc. contributed approximately $216,000 additional revenue as TSS software was sold through the Company’s Orchard and non-Orchard sales channels. During 200 1, the Company expects to benefit from a full year of sales of upgraded TSS products which Will be sold through all of the Company’s sales channels.

Because Educational Activities Software was acquired in January 2001, it did not contribute to sales in 2000. The Company believes that EAS will contribute future sales as its products are sold by an existing network of sales representatives that focus on sales to the adult education market where the Company currently has minimal market share. The Company will also sell selected EAS titles through its Orchard and non-Orchard sales channels to schools where EAS currently has minimal market share.

Revenues from the Company’s coal properties increased to approximately $240,000 in 2000 compared to approximately $30,000 in 1999 as a result of the resumption of coal mining on its properties.

Cost of sales increased $419,343 to $895,580. Gross profit decreased from 85.6% to 83.4%. Higher royalty expenses from sales of licensed products plus an increase in amortized expenses for product development led to this decrease.

Selling, general and administrative expenses increased by $873,563 or 34.7% due primarily to an increase in salaries and compensation-related expenses. The Company increased staffing in its sales department to manage and continue the growth of its Orchard product line by hiring three regional sales managers and two full-time sales representatives to complement its dealer network. The Company hired additional people in its product development group to develop new software tides and to upgrade its existing titles. The Company also increased its marketing and product support staff to market and support its growing number of product lines.

The Company’s income from operations for 2000 was $1,114,330, compared to income from operations of $315,187 in 1999, due primarily to the improved sales results stated above.

1999 In Comparison With 1998

1999 was a very successful and profitable year for the Company compared to 1998 due primarily to a 38.6% revenue increase in Siboney Learning Group as the Company has realized the benefits of investments in distribution and product development made over the previous three years. Consolidated revenues increased 37.5%, or $902,262, to $3,309,021.

Sales of GAMCO titles increased by 19.5% as the Company enjoyed almost a fun year of sales of Windows/Macintosh CD-ROM titles which are compatible with most computers used in schools today. Sales of older DOS and Apple 11 titles accounted for less than 3% of the Company’s software sales. The Company had become a major software vendor for almost all national school software catalog dealers due to its recent accelerated product development and the considerable pull-through sales resulting from its direct marketing efforts, attendance at trade shows and its inside sales team. While most of GAMCO’s major competitors saw their school software sales drop or flatten during 1999 due to increased consolidation in the educational software business and the resultant lack of newly released titles for the school market, GAMCO enjoyed its second consecutive year of sales growth well above the industry’s average rate of sales growth.

Sales of Orchard tides increased by 103%, the third straight year that sales of Orchard more than doubled. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its emphasis on motivational learning, curriculum correlations and value. oriented pricing. Substantially all of the Company’s existing Orchard dealers increased their sales of Orchard products in 1999 and three newly recruited and trained Orchard dealers began to produce strong results. In addition, the Company hired two well-respected sales managers at the end of 1999 to continue Orchard’s positive sales momentum through territorial dealers that call on schools directly. Orchard accounted for over 35% of the Company’s total sales after only three years and the Company anticipated it would account for close to 50% of sales in 2000.

Cost of sales increased $127,185 to $476,237. Gross profit percentage increased slightly from 85.3% to 85.5%. Higher royalty expenses incurred from sales of licensed products were almost offset by a higher percentage of sales of higher priced product licenses including Orchard.

Selling, general and administrative expenses increased by $330,668 or 15.1 % due primarily to an increase in salaries and compensation-related expenses. The Company increased staffing in its Sales and Marketing Department in order to increase its positive sales momentum and in its Research and Development Department to continue the flow of new and upgraded products.

The Company’s income from operations for 1999 was $315,187, as compared to a loss from operations of $129,222 in 1998, due primarily to the improved results stated above.

Liquidity And Capital Resources

The Company considers its cash position and line of credit availability of $500,000, together with its cash flow generated from operations, adequate to fund its anticipated operations and capital expenditures on both a short-term and a long-term basis based on anticipated continued growth in the level and nature of revenues and continued control of expenses. However, if such increased revenues and profitable operations do not continue, the Company’s available line of credit could become subject to restriction, including the effect of the covenant therein to maintain the Company’s net worth at not less than $2,000,000. Under such circumstances, the Company could be forced to reduce its operations.

Item 8.   Financial Statements And Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14.

Item 9.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable.

PART III

Item 10.   Directors And Executive Officers Of The Registrant

The information contained under the caption “Information Concerning Nominees” and “Information Concerning Executive Officers” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2001 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 11.   Executive Compensation

The information contained under the captions “Executive Compensation” and “Information An To Stock Options” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2001 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.   Security Ownership Of Certain Beneficial Owners And Management

The information regarding security ownership contained under the caption “Information Concerning Nominees” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2001 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

Item 13.   Certain Relationships And Related Transactions

The information contained under the caption “Transactions With Issuer And Others” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2001 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

PART IV

Item 14.   Exhibits, Financial Statements, Financial Statement Schedule And Reports On Form S-K

                                                                    PAGE
                                                                    ----
(a)(1)       Financial Statements:

             Report of Independent Certified Public
               Accountants ....................................       16

             Consolidated Balance Sheet at December 31, 2000
               and 1999 .......................................       17

             Consolidated Statement of Stockholders' Equity
               for the Years Ended December 31,
               2000,1999 and 1998..............................       18

             Consolidated Statement of Operations for the
               Years Ended December 31, 2000, 1999
               and 1998........................................       19

             Consolidated Statement of Cash Flows for the
               Years Ended December 31, 2000, 1999
               and 1998........................................       20

             Notes to Consolidated Financial Statements........    21-36

(a) (2)      Financial Statement Schedule:

             Schedule V - Valuation and Qualifying Accounts
               -- 2000,1999 and 1998 .........................        37

             All other schedules and financial statements of the
             Registrant only are omitted  because they  are  not
             required or  the  information is  included  in  the
             financial statements or notes thereto.

(a) (3)      Exhibit Index....................................        39

             Management Contracts  and  Compensatory   Plans  or
             arrangements required to be filed as Exhibits: None

(b)          Reports On Form 8-K

             No Reports on Form S-K were filed during the fourth
             quarter of 2000.

Report Of Independent Certified Public Accountants

Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. nose standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles, and the supporting schedule presents fairly the information required to be set forth therein.

/s/ RUBIN, BROWN, GORNSTEIN & CO. LLP

St. Louis, Missouri
February 9, 2001

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                             DECEMBER 31,
                                                   -----------------------------
                                                          2000           1999
                                                   -----------------------------
Current Assets
    Cash                                           $     626,554  $     383,356
    Investment (Note 3)                                    4,500          6,500
    Accounts receivable (Notes 4 and 8)                  699,866        352,217
    Inventories (Notes 5 and 8)                          224,680        189,008
    Prepaid expenses                                      67,381         59,246
    Deferred tax asset (Note 11)                         484,000        215,400
--------------------------------------------------------------------------------
          Total Current Assets                         2,106,981      1,205,727

Property And Equipment (Notes 6, 8 And 9)                271,503        192,936

Other Assets (Note 7)                                  1,048,628        202,451
--------------------------------------------------------------------------------

                                                   $   3,427,112  $   1,601,114
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term debt
       (Note 8)                                    $      74,783  $          --
    Current portion of capitalized
      lease obligation (Note 9)                           22,653         22,293
    Accounts payable                                     129,978         77,245
    Accrued expenses                                     344,177        237,546
--------------------------------------------------------------------------------
          Total Current Liabilities                      571,591        337,084
--------------------------------------------------------------------------------

Long-Term Liabilities
    Long-term debt (Note 8)                              198,685             --
    Capitalized lease obligation (Note 9)                 11,613         34,266
    Deferred tax liability (Note 11)                     159,000         79,400
--------------------------------------------------------------------------------
          Total Long Term Liabilities                    369,298        113,666
--------------------------------------------------------------------------------

Stockholders' Equity
    Common stock
       Authorized 20,000,000 shares at $0.
       10 par value; issued and outstanding
       16,658,344 in 2000 and 16,529,844
       in 1999                                         1,665,835      1,652,985
    Additional paid-in capital                             8,332            853
    Unrealized holding gain on investment                  4,500          6,500
    Retained earnings (deficit)                          807,556       (509,974)
--------------------------------------------------------------------------------
          Total Stockholders Equity                    2,486,223      1,1509364
--------------------------------------------------------------------------------

                                                   $   3,427,112  $   1,601,114
================================================================================

See the accompanying notes to the consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2000, 1999 And 1998

                                           COMMON STOCK            ADDITIONAL
                                  ------------------------------    PAID-IN
                                     SHARES         AMOUNT          CAPITAL
                                  -------------------------------------------

Balance - January 1, 1998          16,518,344    $ 1,651,835      $      300

Net Loss                                   --             --              --

Net Depreciation On
    Investment                             --             --              --
-----------------------------------------------------------------------------

Balance - December 31, 1998        16,518,344      1,651,835             300

Issuance Of Common Stock               11,500          1,150             553

Net Income                                 --             --              --

Net Depreciation On
    Investment                             --             --              --
-----------------------------------------------------------------------------

Balance - December 31, 1999        16,529,844      1,652,985             853

Issuance Of Common Stock              128,500         12,850           7,479

Net Income                                 --             --              --

Net Depreciation On
    Investment                             --             --              --
-----------------------------------------------------------------------------

Balance - December 31, 2000        16,658,344   $ 16,665,835      $    8,332
=============================================================================

                                     UNREALIZED      RETAINED          TOTAL
                                      HOLDING        EARNINGS      STOCKHOLDERS'
                                        GAIN         (DEFICIT)         EQUITY
                                 -----------------------------------------------

Balance - January 1, 1998          $   27,500    $  (929,008)    $   750,627

Net Loss                                   --       (124,749)       (124,749)

Net Depreciation On
    Investment                        (19,000)            --         (19,000)
------------------------------------------------------------------------------

Balance - December 31, 1998             8,500     (1,053,757)        606,878

Issuance Of Common Stock                   --             --           1,703

Net Income                                 --        543,783         543,783

Net Depreciation On
    Investment                         (2,000)            --          (2,000)
------------------------------------------------------------------------------

Balance - December 31, 1999             6,500       (509,974)      1,150,364

Issuance Of Common Stock                   --             --          20,329

Net Income                                 --      1,317,530       1,317,530

Net Depreciation On
    Investment                         (2,000)            --          (2,000)
------------------------------------------------------------------------------

Balance - December 31, 2000        $    4,500    $   807,556     $ 2,486,223
==============================================================================

See the accompanying notes to the consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
                                      2000            1999             1998
                                 -----------------------------------------------

Revenues                        $  5,401,070     $  3,309,021    $  2,406,759

Cost Of Product Sales                895,580          476,237         349,052

Selling, General And
    Expenses                       3,391,160        2,517,597       2,186,929
--------------------------------------------------------------------------------

Income (Loss) From Operations      1,114,330          315,187        (129,222)
--------------------------------------------------------------------------------

Other Income
    Interest income                   11,143            5,613           3,331
    Gain on sale and
       disposition of assets              --           86,758              --
    Miscellaneous                      3,057              225           1,142
--------------------------------------------------------------------------------
          Total Other Income          14,200           92,596           4,473
--------------------------------------------------------------------------------

Net Income (Loss) Before
    Credit For Income Taxes        1,128,530          407,7S3        (124,749)

Credit For Income Taxes
    (Note 11)                        189,000          136,000              --
--------------------------------------------------------------------------------

Net Income (Loss)               $  1,317,530     $    543,783    $   (124,749)
================================================================================

Basic Income (Low)
  Per Common Share              $       0.08     $       0.03    $      (0.01)
================================================================================

Diluted Income (Loss)
  Per Common Share              $       0.07     $       0.03    $      (0.01)
================================================================================

See the accompanying notes to the consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------------
                                                2000          1999          1998
                                         --------------------------------------------
Cash Flows From Operations
    Net income (loss)                    $   1,317,530   $   543,783   $  (124,749)
    Adjustments to reconcile
       net income (loss) to net
       cash provided by (used in)
       operations:
          Depreciation                          96,118        64,839        62,743
          Amortization                         114,456         5,820            --
          (Gain) loss on sales and
          disposition of assets                     --       (86,759)           57
          Change in assets and
            liabilities:
             Increase in accounts
             receivable                       (347,649)      (78,013)      (67,522)
             Increase in inventories           (35,672)       (1,463)      (18,271)
             (Increase) decrease in
                prepaid expenses
                and deposits                    (8,135)       18,528        28,872
             Increase in deferred
                tax asset/liability, net      (189,000)     (136,000)           --
             Increase in deposits              (26,488)           --            --
             Increase in accounts
                payable and accrued
                expenses                       159,364        80,704        45,770
-----------------------------------------------------------------------------------
Net Cash Provided By (Used In)
  Operations                                 1,080,524       411,440       (73,100)
-----------------------------------------------------------------------------------

Cash Flows From Investing
  Activities
    Payments for equipment                    (174,685)      (93,156)      (69,180)
    Proceeds from sale of assets,
       net of related selling
       expenses                                     --       156,339            --
    Payments for software
      development costs                       (290,513)     (208,271)           --
    Payments for assets
      of unrelated entity                     (352,620)           --            --
-----------------------------------------------------------------------------------
Net Cash Used In Investing
  Activities                                  (817,818)     (145,088)      (69,180)
-----------------------------------------------------------------------------------

Cash Flows From Financing
  Activities
    Proceeds from issuance of
      common stock                              20,329         1,703            --
    Principal payments on
      capital lease                            (22,293)      (19,086)      (13,085)
    Principal payments on
      long-term debt                           (17,544)           --            --
-----------------------------------------------------------------------------------
Net Cash Used In Financing
  Activities                                   (19,508)      (17,383)      (13,085)
-----------------------------------------------------------------------------------

Net Increase (Decrease) In Cash                243,198       248,969      (155,365)

Cash - Beginning Of Year                       383,356       134,387       289,752
-----------------------------------------------------------------------------------

Cash - End Of Year                       $     626,554   $   383,356   $   134,387
===================================================================================

Supplemental Disclosure Of Cash
  Flow Information
    (Note 12):
       Interest paid                     $      12,489   $     9,360   $     7,093
-----------------------------------------------------------------------------------

See the accompanying notes to the consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000,1999 And 1998

1.  Summary Of Significant Accounting Policies

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of Siboney Corporation and its wholly6owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Estimates And Assumptions

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Allowance For Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in the collection of all receivables. The estimated losses are based on historical experience coupled with a review of the current status of the existing receivables.

Inventories

Raw materials inventory in valued at the lower of cost (first-in, first-out method) or market. Finished goods inventory is valued at the lower of cost or market of raw materials and an allowance for overhead not in excess of market.

Property And Equipment

Property and equipment are carried at cost, less accumulated depreciation computed using principally the straight-line method. Assets are depreciated over periods ranging from three to thirty-nine years.

When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the respective accounts and any gain or loss realized from disposition is reflected in operations.

Advertising

The Company expenses the costs of advertising as incurred except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of catalog advertising to which sales orders are directly attributed. The capitalized cost of the advertising is amortized over a 12-month period following the issuance of the catalog. At December 31, 2000 and 1999, $65,566 and $41,098, respectively, of advertising costs were capitalized. Advertising expense amounted to $447,133 in 2000,$370,334 in 1999 and $393,119 in 1998.

Revenue Recognition

Revenue from sales of educational software products is generally recognized upon product shipment, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company maintains an “on approval” policy for most products, under which goods shipped subject to customer approval are not billed upon delivery and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. The Company also maintains a general “satisfaction guaranteed” policy under which non-Orchard products may be returned within 12 months and Orchard products within 90 days from the date of sale if the customer is dissatisfied. All conditions for revenue recognition are met at the time of sale as defined in Statement of Financial Accounting Standards No. 48 “Revenue Recognition Men Right of Return Exists.” The Company does not experience significant product returns, and therefore, Company management is of the opinion that no allowance for sales returns is necessary.

Research And Development

Research and development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years.

Warranty Costs

The Company provides warranties on sales of educational products and all significant warranty costs are charged to operations when the costs are probable and estimatable. Company management is of the opinion that no allowance for warranty costs is necessary.

Earnings (Loss) Per Share

In 1997, Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) in 1997. As permitted by SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB No. 25, Accounting for Stock Issued to Employees,” and has provided in Note 13 pro forma disclosures of the effect on net income (loss) and earnings per share as if the fair value-based method prescribed by WAS 123 had been applied in measuring compensation expense.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus deferred taxes relating primarily to operating losses that are available to offset future taxable income and differences in the basis of accounting for software development costs.

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), issued in 1997, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Based on the definition of an “operating segment” and on materiality levels, both of which are defined by SFAS 131, management has determined that it is unnecessary to disclose segment data. The adoption of SFAS 131 did not affect consolidated results of operations, financial position or cash flows of the Company, but did result in a reduction in the disclosure of segment data.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), issued in 1997, establishes standards for reporting and display of comprehensive income and its components in the financial statements. SEAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of Financial statements for earlier periods provided for comparative purposes is required. The Company has determined that the adoption of SEAS 130 on the Company’s consolidated results of operations, financial position or cash flows is not significant.

Accounting Reclassification

Certain 1999 amounts have been reclassified to conform with the financial statement presentation used in 2000.

2.   Operations

The Company’s operations consist of the publishing and distribution of educational software products through Siboney Learning Group, a wholly owned subsidiary. Sales are made through a network of independent distributors throughout the country as well as through its own catalogs and sales force.

The Company also holds interests in certain coal, oil and gas natural resources which are not considered to be material.

On July 1, 2000, the Company acquired certain assets of an educational software company for an aggregate price of $643,632. The acquisition was accounted for as a purchase and was included with operations from that date through December 31, 2000. The acquisition was financed through a cash payment of $3 10,000 and a non-interest bearing note payable discounted at the Company’s borrowing rate at the time of acquisition and payable in 14 quarterly installments of $25,000 each. This note is secured by the underlying assets acquired.

The total purchase price of $643,632 was allocated as follows:

            Goodwill                                    $         346,904
            Software development costs                            196,728
            Covenants not to compete                              100,000
                                                    ------------------------

                                                        $         643,632
                                                    ========================

3.  Investment

In accordance with Statement of Financial Standards No. 115, the Company’s investment is classified as available for sale and is carried at fair value with the net unrealized gain reflected as a component of stockholders’ equity until realized. The investment listed was the result of a settlement in a bankruptcy, where prior to 1997 the Company had previously expensed the amount as a bad debt; therefore the investment is carried at no cost. The stock received in the settlement had a fair market value of $8,500 at December 31, 1998, $6,500 at December 31, 1999 and $4,500 at December 31,2000.

4.  Accounts Receivable

Accounts receivable consist of:

                                                    2000               1999
                                               --------------------------------

   Accounts receivable                          $     717,889     $     365,074
   Less:  Allowance for doubtful accounts              18,023            12,857
   ----------------------------------------------------------------------------

                                                $     699,866     $     352,217
   ============================================================================

Accounts receivable are pledged as collateral for notes payable (see Note 8).

Inventories

Inventories are summarized as follows:

                                                  2000               1999
                                              ---------------------------------

           Raw materials                      $     163,473     $     137,803
           Finished goods                            61,207            51,205
           --------------------------------------------------------------------

                                              $     224,680     $     189,008
           ====================================================================
Inventories are pledged as collateral for notes payable (see Note 8). Inventories are net of a reserve for obsolescence of $19,322, $42,988 and $39,068 in 2000, 1999 and 1998, respectively.

6.  Property And Equipment

Property and equipment consist of:
                                                        2000              1999
                                               --------------------------------

    Leasehold improvements                      $      45,270     $      21,684
    Office equipment, furniture and fixtures          443,354           359,073
    Machinery and equipment                           255,485           285,140
    ---------------------------------------------------------------------------
                                                      744,109           665,897
    Less:  Accumulated depreciation                   472,606           472,961
    ---------------------------------------------------------------------------

                                                $     271,503     $     192,936
    ===========================================================================

Depreciation charged to operations amounted to $96,118 in 2000, $64,839 in 1999 and $62,743 in 1998.

Certain equipment is pledged as collateral for notes payable (see Note 8).

7.   Other Assets

Other assets consist of:

                                                      2000              1999
                                              ---------------------------------

           Software development costs           $     695,512     $     208,271
           Goodwill                                   346,904                --
           Covenants not to compete                   100,000                --
           Deposits                                    26,488                --
           --------------------------------------------------------------------
                                                    1,168,904           208,271
           Less: Accumulated Amortization             120,276             5,820
           --------------------------------------------------------------------

                                                $   1,048,628     $     202,451
           ====================================================================

Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software tide. Such costs are amortized on a modified declining balance method over a period of four years.

At December 31, 2000 and 1999, $290,513 and $208,271, respectively, of software development costs were capitalized. Through the acquisition discussed in Note 2, the Company capitalized an additional $196,728 of software development costs. Amortization of software development costs charged against earnings amounted to $54,766 and $5,820 in 2000 and 1999, respectively. Research and development costs not capitalized are expensed in the year incurred and totaled approximately $342,000, $286,000 and $403,000 in 2000,1999 and 1998, respectively.

Goodwill represents the purchase price of the acquired company’s assets in excess of the fair value of those net assets at the date of acquisition and is being amortized on a straight-line basis over 5 years, which approximates the life of the acquired assets. Amortization of goodwill charged to operations in 2000 was $34,690.

Covenants not to compete are being amortized on a straight-line basis over 2 years, which is the life of the covenant agreements. Amortization of these covenants charged to operations in 2000 was $25,000.

8.  Notes Payable

The Company has a $500,000 revolving line of credit agreement with a bank. The outstanding debt in due on demand, and if no demand is made, then due on August 1, 2001. The agreement, secured by accounts receivable, equipment and inventory, requires monthly interest payments on the outstanding balance at 0.75% above the lender’s prime rate. As of December 31, 2000, 1999 and 1998 no amounts were outstanding under the line of credit agreement.

The revolving credit agreement with the bank requires the Company to maintain a minimum net worth of $1,000,000.

The weighted average interest rate was 9.96%, 8.74% and 9.17% for the years ended December 31, 2000, 1999 and 1998, respectively.

As part of the acquisition discussed in Note 2, the Company issued a non-interest bearing note payable which requires quarterly payments of $25,000 through January 2004. The note was discounted at the Company’s borrowing rate at the time of acquisition and is secured by the underlying assets acquired.

The carrying value of this note payable approximates the fair value as the note was discounted using the rate at which the Company could borrow funds with similar maturities.

The scheduled maturities of long-term debt at December 31, 2000 are as follows:

                 YEAR                                            AMOUNT
                 --------------------------------------------------------

                 2001                                       $     74,783
                 2002                                             82,748
                 2003                                             91,562
                 2004                                             24,375
                 --------------------------------------------------------

                                                            $    273,468
                 ========================================================

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

The future minimum annual lease payments under the capital leases are:

              YEAR                                              AMOUNT
              ---------------------------------------------------------
              2001                                        $      24,388
              2002                                               10,440
              2003                                                1,740
              ---------------------------------------------------------
                                                                 36,568

              Less: Amount representing interest                  2,302
              ----------------------------------------------------------

                                                          $      34,266
              ==========================================================

10.  Deferred Compensation Plan

On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401 W of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan provides for matching contributions on a graduated scale, up to 3.5% of the employee’s annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company’s contribution to the 401 W plan was approximately $63,000 in 2000,$46,000 in 1999 and $34,000 in 1998.

11.  Income Taxes

The credit for income taxes consists of:

                                            2000           1999           1998
                                        ----------------------------------------

   Federal and state income tax
       at statutory rates               $   342,000    $   152,000    $       --
   Utilization of net operating loss
       carryforwards                       (342,000)      (152,000)           --
   Increase in deferred income tax
       asset                                189,000        136,000            --
   -----------------------------------------------------------------------------

                                        $   189,000    $   136,000    $       --
   =============================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities, as shown in the accompanying balance sheet, include the following components:

                                                          2000            1999
                                                    ----------------------------
   Deferred Tax Assets
       Inventory obsolescence and uniform
          capitalization                            $     21,000    $     32,500
       Allowance for bad debt                              7,000           5,000
       Goodwill amortization                              19,000              --
       Net operating loss carryovers                   1,332,000       1,700,900
   -----------------------------------------------------------------------------
                                                       1,379,000       1,738,400
       Less: Valuation allowance for
          deferred taxes                                 876,000       1,523,000
   -----------------------------------------------------------------------------
          Total deferred tax assets                      503,000         215,400
   -----------------------------------------------------------------------------

   Deferred Tax Liabilities
       Depreciation                                        2,000           2,300
       Capitalized software development
          amortization                                   176,000          77,100
   -----------------------------------------------------------------------------
       Total deferred tax liabilities                    178,000          79,400
   -----------------------------------------------------------------------------

       Net deferred tax assets                      $    325,000    $    136,000
   =============================================================================

The deferred tax assets and liabilities include the following components:

                                                     2000            1999
                                                  -----------------------------

    Net current deferred tax assets               $   484,000     $   215,400
    Net long term deferred tax liabilities           (159,000)        (79,400)
    ---------------------------------------------------------------------------

                                                     $325,000        $136,000
    ===========================================================================

Prior to 1999, no provisions for federal income taxes were reflected in the financial statements due to the availability of substantial net operating loss carryovers. Due to the uncertainty of the Company receiving material benefits from the carryovers, the deferred tax asset was completely offset with a valuation allowance. However, beginning in 1999, the Company’s positive financial results required a reduction in the valuation allowance allowing for a deferred tax asset relating to net operating loss carryovers of $456,000 in 2000 and $177,900 in 1999.

The net operating loss carryovers, for federal income tax purposes of approximately $3,505,000 at December 31, 2000 are available to reduce future taxable income as follows:

                                                   Amount Of Unused
                                                     Operating Loss
              Expiration Date                         Carryforwards
          ----------------------------------------------------------

                   2001                          $      1,945,000
                   2002                                   585,000
                   2011                                   280,000
                   2017                                   577,000
                   2018                                   118,000
          ----------------------------------------------------------

                   Total                         $      3,505,000
          ==========================================================
The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:
                                                  2000        1999        1998
                                               ---------------------------------

Statutory rate                                      34%         32%          --%

State income taxes, net of federal benefits          4           4           --
Income taxes covered by net operating
    loss carryforward                              (38)        (36)          --

Realization of deferred tax asset valuation
    allowance                                      (25)        (44)          --

Net effect of other deferred tax assets and
    liabilities                                      8          11           --
--------------------------------------------------------------------------------

                                                   (17)%       (33)%         --%
================================================================================

12.   Supplemental Cash Flow Information

In 2000, the Company financed the purchase of the assets of an educational software company through a $291,012 note payable.

In 1999, the Company financed, through a capital lease, the purchase of equipment in the amount of $35,809.

In 1998, the Company financed, through a capital lease, the purchase of equipment in the amount of $53,350.

13.   Stock Option Plans

The Company’s 1997 Incentive Stock Option Plan (the “1997 Plan”) provides for granting to key employees of the Company or its subsidiaries, options to purchase a maximum of 1,600,000 shares of the Company’s common stock. 71‘he 1997 Plan provides for the granting of options which qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code. Ali options granted under the 1997 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and a maximum term of ten years.

The Board of Directors of the Company may, in its sole discretion, amend, discontinue or terminate the Plan at any time, provided, however, that it may not, without stockholder approval, change the maximum number of shares for which options may be granted under the Plan.

The Company also has a non-qualified stock option plan (the “1987 Plan”) which provides for granting to eligible employees, directors, consultants and contractors of the Company or its subsidiaries, options to purchase authorized but unissued or reacquired shares of the Company’s common stock. The Board of Directors has full authority and discretion in fixing the purchase price of the stock subject to each option granted. The term of each option granted pursuant to the 1987 Plan shall not be more than five years from the date of grant.

The Company applies APB Opinion No. 25 and related interpretations in accounting for the Option Plans. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method set forth under SFAS 123, the Company’s net income (loss) and net income (loss) per common and equivalent share would have been affected. The pro forma amounts are indicated below:

                                        2000             1999             1998
                                   ---------------------------------------------
   Net Income (Loss)
       As reported                 $  1,317,530    $    543,783    $   (124,749)
       Pro forma                      1,144,026         395,851        (301,622)

   Net Income (Loss) Per Common
       Share
          As reported              $       0.08    $       0.03    $      (0.01)
          Pro forma                        0.07            0.02           (0.02)

The weighted-average fair value of options at date of grant for options granted during 2000,1999 and 1998 was $0.566,$0.102 and $0.124 per option, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                 2000               1999               1998
                           ---------------------------------------------------

      Expected life               3.1                5.0                5.0
      Interest rate               6.0%               8.5%               8.5%
      Volatility                107.27%             85.5%             134.72%
      Dividend Yield               --                 --                 --
A summary of stock option activity for 2000, 1999 and 1998 is as follows:

                                                                       Weighted
                                                                        Average
                                       Number          Price Per       Exercise
                                      Of Shares          Share           Price
                                    --------------------------------------------

     Balance - January 1, 1998          410,000      $0.16 - $0.165      $0.162

     Granted                          1,060,000     $0.1275 - $0.145     $0.130

     Forfeited/Expired                  (40,000)    $0.1275 - $0.16      $0.148
     ---------------------------------------------------------------------------

     Balance - December 31, 1998      1,430,000     $0.1275 - $0.165     $0.138

     Granted                            137,500          $0.18           $0.180

     Exercised                          (11,500)    $0.1275 - $0.18      $0.148

     Forfeited/Expired                 (108,500)    $0.1275 - $0.18      $0.164
     ---------------------------------------------------------------------------

     Balance - December 31, 1999      1,447,500     $0.1275 - .$0.18     $0.140

     Granted                            540,000      $0.56 - $0.62       $0.566

     Exercised                         (128,500)     $0.16 - $0.165      $0.165

     Forfeited/Expired                 (125,000)    $0.1275 - $0.56      $0.207
     ---------------------------------------------------------------------------

     Balance - December 31, 2000      1,734,000     $0.1275 - $0.62      $0.266
     ===========================================================================
The following table summarizes information about stock options outstanding at December 31, 2000:
                                                     Weighted
                                 Number Of            Average   Weighted
               Range Of            Options          Remaining    Average
               Exercise    Outstanding And           Years Of   Exercise
                 Prices        Exercisable   Contractual Life      Price
      ------------------------------------------------------------------------

         $0.1275 - $0.62         1,734,000               3.08      $0.266

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

14.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding of 16,571,822 in 2000, 16,522,821 in 1999 and 16,518,344 in 1998.

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding of 18,262,174 in 2000,16,839,689 in 1999 and 16,518,344 in 1998.

For 1998, options on shares of common stock were not included in computing diluted EPS because their effect was antidilutive in each year.

The computation of basic and diluted earnings per common share is as follows:

                                                          2000           1999
                                                     ---------------------------

Numerator for basic and diluted earnings per share -
    income available to common shareholders          $  1,317,530   $    543,783
================================================================================
Denominator:
    Weighted average number of common shares
       used in basic EPS                               16,571,822     16,522,821

    Effect on dilutive securities:
       Common stock options                             1,690,352        316,868
--------------------------------------------------------------------------------
Weighted number of common shares and dilutive
    potential common stock used in diluted EPS         18,262,174     16,839,689
================================================================================

For additional disclosures regarding stock options, see Note 13.

15.   Commitments

Lease Commitments

The Company leases office and warehouse space under operating leases which expire at various dates through May 2005. Total rent expense under all operating leases was $109,381, $83,349 and $32,770 in 2000, 1999 and 1998, respectively.

The future minimum annual rentals under the remaining leases are as follows:

           YEAR                                                   AMOUNT
           ------------------------------------------------------------------

           2001                                               $   167,820
           2002                                                   167,820
           2003                                                   175,085
           2004                                                   154,477
           2005                                                    56,900
           ------------------------------------------------------------------

                                                              $   722,102
           ==================================================================

Royalty Agreements

The Company has agreements with various companies and individuals for licensing and author agreements. The terms of the agreements range from one time minimum royalty payment to a percentage of sales. The Company has a royalty liability ranging from 3% to 20% on sales of selected products.

The future minimum annual royalties payable under the agreements are as follows:

               YEAR                                                 AMOUNT
               ----------------------------------------------------------------

               2001                                             $   191,000
               2002                                                  66,000
               ----------------------------------------------------------------

                                                                $   257,000
               ================================================================

16.  Significant Customer And Suppliers

During 2000, 1999 and 1998, sales to one customer approximated 11%, 18% and 13%, respectively, of total consolidated net sales. Accounts receivable from the customer amounted to approximately $42,000 and $47,000 at December 31, 2000 and 1999, respectively.

There were no significant suppliers for 2000,1999 and 1998.

17. Summary Of Quarterly Financial Information (Unaudited)

The following are unaudited comparative quarterly summaries of the consolidated results of operations of the Company for the years ended December 31,2000 and 1999. The summaries were prepared using generally accepted accounting principles and, in the opinion of the Company’s management, include all adjustments, consisting of normally recurring accruals, necessary for a fair presentation of the results of operations for the respective quarterly periods.

                                     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                        FIRST QUARTER     SECOND QUARTER   THIRD QUARTER    FOURTH QUARTER
                       ----------------  ---------------- ----------------  ----------------
                                  PER               PER               PER               PER
                       AMOUNT    SHARE   AMOUNT    SHARE  AMOUNT     SHARE  AMOUNT     SHARE
                      -----------------------------------------------------------------------
2000
----

Net Sales            $   1,007           $ 1,793         $  1,492           $ 1,109

Gross Profit               874             1,578            1,237               816

Income (Loss)
    Before Credit
    For Income Taxes       173    0.01       862   0.05       280    0.02      (186)   (0.01)

Net Income                 173    0.01       862   0.05       280    0.02         3      --

1999
----

Net Sales                  843             1,076              729               661

Gross Profit               694               935              618               586

Income (Loss)
    Before Credit
    For Income Taxes        72      --       328   0.02       109    0.01      (101)   (0.01)

Net Income                  72      --       328   0.02       109    0.01        35      --

18.   Pro Forma Information (Unaudited)

The following pro forma consolidated information of the Company, for the years ended December 31, 2000 and 1999, gives effect to the acquisition disclosed in Note 2 as if it were effective January 1, 1999. The statement gives effect to the acquisition under the purchase method of accounting.

The pro forma on may not be indicative of the results that would have actually occurred if the acquisition had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

                                                               PRO FORMA
                                                              DECEMBER 31,
                                                        -----------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                  2000          1999
     --------------------------------------------------------------------------

     Net operating revenue                              $   5,881     $   3,913
     Net income                                             1,472           301
     Net income available to common stockholders            1,472           301
     Earnings per common share - basic                       0.09          0.02
     Earnings per common share - diluted                     0.08          0.02

19.  Subsequent Events

Effective January 1, 2001, the Company purchased the stock of an educational software company for $850,000. The acquisition was paid for with a $550,000 cash payment at closing and a non-interest bearing note payable consisting of 12 quarterly installments of $25,000 each. The $550,000 cash payment was provided by funds on hand in addition to a term loan from the Company’s bank for $325,000. The loan bears interest at 0.25% above the prime rate, with monthly principal and interest payments of $6,771 and is due in January 2005. The acquisition was accounted for under the purchase method of accounting.

As part of the term loan agreement obtained for this acquisition, the Company renegotiated its revolving line of credit agreement with the bank on January 5, 2001. Under this agreement, outstanding balances are due on demand, and if no demand is made, then due on January 5, 2002. The agreement, secured by accounts receivable, inventories and equipment, requires monthly interest payments on outstanding balances at the lender’s prime rate. The new agreement requires the Company to maintain a minimum net worth of $2,000,000.

SIBONEY CORPORATION AND SUBSIDIARIES

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2000, 1999 And 1998

                                           Additions     Deductions
                                           ---------   --------------
Description                   Balance At  Charged To     Charges For  Balance At
                               Beginning   Costs And   Which Reserve         End
                               Of Period    Expenses     Was Created   Of Period
--------------------------------------------------------------------------------

Reserves deducted in the
    balance sheet from
    the assets to which
    they apply:
    Accounts receivable
       allowance for doubtful
       accounts
           1998                $  49,831   $      --   $   (39,364)  $   10,467
           1999                   10,467       6,904        (4,514)      12,857
           2000                   12,857      14,632        (9,466)      18,023
    Inventory valuation
       account
           1998                   22,441      18,673         2,046       39,068
           1999                   39,068       3,920            --       42,988
           2000                   42,988          --       (23,662)      19,322
Investments in natural
    resources allowance
    for depreciation and
    cost depletion of
    natural resources
           1998                  145,821          --            --      145,821
           1999                  145,821          --            --      145,821
           2000                  145,821          --            --      145,821

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

                                  Siboney Corporation

Date:                            BY:  /s/ Timothy J. Tegeler
      -----------------------         --------------------------------------
                                      Timothy J. Tegeler
                                      President and Chief Executive
                                      and Financial Officer and
                                      Principal Accounting Officer

Date:                            BY:  /s/ Timothy J. Tegeler
      -----------------------         --------------------------------------
                                      Timothy J. Tegeler, Director

Date:                            BY:
      -----------------------         --------------------------------------
                                      Thomas G. Keeton, Director

Date:                            BY:  /s/ Rebecca M. Braddock
      -----------------------         --------------------------------------
                                      Rebecca M. Braddock, Director

Date:                            BY:  /s/ Alan G. Johnson
      -----------------------         --------------------------------------
                                      Alan G. Johnson, Director

Date:                            BY:  /s/ Ernest R. Marx
      -----------------------         --------------------------------------
                                      Ernest R. Marx, Director

EXHIBIT INDEX

Exhibit No.      Description

3(a)	Amended and Restated Articles of Incorporation, filed as Exhibit 3(a) to the Company’s Report on Form 10-K for the year ended December 31, 1986 (the “1986 10-K”) and incorporated herein by this reference

3(b)	Bylaws, filed as Exhibit 3(b) to the 1986 10-K and incorporated herein by this reference

4(a)	Siboney Corporation 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Company's Form S-8 Registration Statement (Commission file no. 333-35247, and incorporated herein by this reference.)

10(a)	Line of Credit Note, as amended, between the Company and Southwest Bank of St. Louis dated June 12, 1997, filed as Exhibit 10(a) to the Company’s Report on Form 10-K for the year ended December 31, 1997 (the “1997 10-K”) and incorporated herein by this reference.

10(b)	Restated and Amended Coal Lease between the Company and Mountaineer Land Company dated May 15, 1987, filed as Exhibit 10(b) to the 1997 10-K and incorporated herein by this reference.

10(c)	Software Distribution and License Agreement between the Company and Merit Audio Visual, Inc. dated September 4, 1996, filed as Exhibit 10(c) to the 1997 10-K and incorporated herein by this reference.

10(d)	Software Distribution and License Agreement between the Company and Nectar Foundation dated May 8, 1998 and amended agreement, dated September 8, 1999, filed herewith.

21	Subsidiaries of the Company, filed herewith

23	Consent of Rubin, Brown, Gornstein & Co. LLP, Independent Auditors, filed herewith