Form 10-Q
period 2001-03-31
SIBONEY CORP
filed 2001-05-14
CIK 90057

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(X)    Quarterly report for the quarterly period ended March 31, 2001

OR

(  )    Transition Report Pursuant To Section 13 Or 15(d) of The Securities Exchange Act of 1934

Commission file number       1-3952

SIBONEY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	73-0629975 (I.R.S. Employer I.D. No.)

325 North Kirkwood Road, Ste 310, P.O. Box 221029, St. Louis, MO 63122
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

Title of class of common stock	Number of Shares outstanding as of this Report Date

Common stock, par value $.10 per share	16,668,344

INDEX

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet, March 31,
          2001 and December 31, 2000                                           3

          Condensed Consolidated Statement of Operations,
          Three Months Ended March 31, 2001 and March 31, 2000                 4

          Condensed Consolidated Statement of Cash Flows, Three
          Months Ended March 31, 2001 and March 31, 2000                       5

          Notes to Condensed Consolidated Financial                            6
          Statements

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        8

PART II OTHER INFORMATION

Item 5.  Other Matters                                                        11

Item 6.  Reports on Form 8-K                                                  12

Signatures                                                                    12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets

                                                                   DECEMBER 31,
                                                March 31,           2000 (SEE
                                                  2001             NOTE BELOW)
                                             --------------       -----------
Current Assets
 Cash                                        $   387,895          $    626,554
 Investment                                        6,100                 4,500
 Accounts receivable                           1,083,378               699,866
 Inventories (Note 2)                            266,327               224,680
 Prepaid expenses                                170,108                67,381
 Deferred tax asset                              484,000               484,000
                                             -----------          ------------
         Total Current Assets                  2,397,808             2,106,981

Property and Equipment (Net of
accumulated depreciation of
$502,555 at March 31, 2001 and $472,606
at December 31, 2000)                             318,158              271,503

Other Assets (Note 3)
                                                1,851,471            1,048,628
                                               ----------         ------------

                                             $  4,567,437          $ 3,427,112
                                             ============         ============

                      Liabilities and Stockholders' Equity

Current Liabilities
 Current portion of long-term debt           $   236,615          $    74,783
 Current portion of capitalized lease
   obligation
 Accounts payable                                 19,231               22,653
 Accrued expenses                                203,746              129,978
         Total Current Liabilities               399,398              344,177
                                             -----------          -----------
                                                 858,990              571,591
                                             -----------          -----------
Long-Term Liabilities
 Long-term debt                                  574,114              198,685
 Capitalized lease obligation                      9,212               11,613
 Deferred tax liability                          159,000              159,000
                                             -----------          -----------
         Total Long-Term Liabilities             742,326              369,298
                                             -----------          -----------
Stockholders' Equity
 Common stock:
  Authorized 20,000,000 shares
  at $0.10 par value; issued and
  outstanding 16,668,344 in
  2001 and 16,658,344 in 2000                  1,666,835            1,665,835
 Unrealized holding gain on investment             6,100                4,500
 Additional paid-in capital                        8,932                8,332
 Retained earnings (deficit)                   1,284,254              807,556
                                             -----------          -----------
    Total Stockholders' Equity                 2,966,121            2,486,223
                                             -----------          -----------

                                             $ 4,567,437          $ 3,427,112
                                             ===========          ===========

NOTE:   The balance sheet at December 31, 2000  has been taken from the  audited financial statements at that date and condensed.  See accompanying notes to condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                               -------------------------------
                                                   2001                2000
                                               ----------           ----------

Revenues                                       $2,001,300           1,007,127

Cost of Product Sales                             298,311             132,969

Selling, General and
Administrative Expenses                         1,204,921             701,696
                                               ---------           ----------

Income from Operations
                                                  498,068             172,462
                                               ----------             -------
Other Income (Expense)
 Interest Income (Expense)                        (21,629)                463
 Miscellaneous                                        259                 362
                                               -----------         ----------
Total Other Income (Expense)                      (21,370)                825
                                               -----------         ----------

Net Income                                     $  476,698          $  173,287
                                               ==========          ==========

Weighted Average Shares Outstanding            16,665,011          16,529,844
                                               ==========          ==========

Basic and Diluted Income per Common Share      $      .03             $   .01
                                               ==========          ==========

See accompanying notes to condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                           2001          2000
                                                           ----          ----
Cash Flows from Operations
    Net income                                          $ 476,698     $ 173,287
    Adjustments to reconcile net income to
    net cash provided by continuing
    operations:

    Depreciation                                           29,949        19,261
    Amortization                                           93,727         3,796

    Change in assets and liabilities:

    Increase in accounts receivable                      (383,512)     (255,255)

    (Increase) decrease in inventories                    (41,647)        7,892
    Increase in prepaid expenses and deposits             (92,324)      (36,506)

    Increase (decrease) in accounts payable
    and accrued expenses                                  128,989       (33,516)
                                                        ----------    ----------

Net Cash Provided by (Used in) Operations                 211,880      (121,041)
                                                        ----------    ----------

Cash Flows from Investing Activities
 Payments for equipment                                   (76,604)      (25,862)
 Payments for capitalized software development cost       (69,445)      (78,297)
 Payments for assets of unrelated entity                 (581,893)           --
                                                         ---------    ---------
Net Cash Used in Investing Activities                    (727,942)     (104,159)
                                                       ----------    ----------

Cash Flows from Financing Activities

 Proceeds from issuance of common stock                     1,600            --
 Bank Borrowing                                           325,000            --

 Payments on capital leases                                (5,823)       (7,256)
 Principal payments on long-term debt                     (43,374)           --
                                                        ----------    ---------

Net Cash Provided by (Used in)Financing Activities        277,403        (7,256)
                                                       ----------    ----------

Net Decrease in Cash and Cash Equivalents                (238,659)     (232,456)

Cash and Cash Equivalents - Beginning of Period           626,554       383,356
                                                        ----------    ---------

Cash and Cash Equivalents - End of Period               $ 387,895     $ 150,900
                                                        =========     =========

Supplemental Disclosure of Cash Flow Information

 Interest Paid                                         $  23,398      $   1,298
                                                       ----------     ---------

See accompanying notes to condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001 AND 2000

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statement of operations for the three-month periods ended March 31, 2001 and 2000 and the condensed consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 2001 and for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

       Inventories consist of the following:

                                MARCH 31, 2001               DECEMBER 31, 2000
                                --------------               -----------------

    Raw materials                  $174,490                       $ 163,473

    Finished goods                   91,837                          61,207
                                    -------                        --------
                                   $266,327                       $ 224,680
                                   ========                        ========

3.   OTHER ASSETS

Other assets consist of:
                                        March 31, 2001      December 31, 2000
                                        --------------      -----------------

    Software development costs              $1,063,804         $  695,512
    Goodwill                                   797,683            346,904
    Covenants not to compete                   200,000            100,000
    Deposits                                     3,986             26,488
                                             ---------            -------
                                             2,065,473          1,168,904
    Less: Accumulated Amortization             214,003            120,276
                                             ---------          ---------
                                            $1,851,470         $1,048,628
                                            ==========         ==========

The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years. Amortization expense charged against earnings amounted to $33,507 for the three months ended March 31, 2001 and $54,766 for the year ended December 31,2000.

Goodwill represents the purchase price of the acquired company’s assets in excess of the fair value of those net assets at the date of acquisition and is being amortized on a straight-line basis over 5 years, which approximates the life of the acquired assets. Amortization of goodwill charged to operations during the first quarter of 2001 was $35,220.

Covenants not to compete are being amortized on a straight-line basis over 2 years, which is the life of the covenant agreements. Amortization of these covenants charged to operations during the first quarter of 2001 was $25,000.

4.   BUSINESS ACQUISITION

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

SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged, through Siboney Learning Group, Inc. (“SLG”), a wholly-owned subsidiary, in the publishing and distribution of educational software, primarily for schools. The Company has 40 full-time employees.

The Company has served the educational market for more than 35 years. Since 1986, the Company’s main business has been publishing educational software in reading, language arts, math and science for students and teachers in grades kindergarten through adult. The Company is best known for its software which motivates students to master key skills correlated to state and national objectives and which keeps track of student progress for teachers to review.

The Company’s growing portfolio of products now includes more than 150 active titles which focus on teaching basic skills and new concepts while meeting the different learning needs of all students through time-on-task instruction. Popular titles include Math Concepts, Phonics Mastery, Reading Concepts, Reading for Critical Thinking, Process Writing, Money Challenge and Touchdown Math.

Siboney Learning Group sells four complementary product lines which are developed, marketed and supported by the Company’s same core team. These product lines allow the Company to offer a comprehensive product selection to schools and adult education centers at a variety of budget levels.

GAMCO Educational Software (“GAMCO”), the Company’s original product line, provides schools with highly motivating single titles and series. GAMCO titles are sold primarily through major national and regional school software dealers, the Company’s inside sales force and its direct catalogs. These titles are known for their effective blend of time-on-task learning with motivational games. In addition, each GAMCO title includes a management program that tracks student progress and allows teachers to modify the instruction to meet individual learning needs.

Orchard Teacher’s Choice Software (“Orchard”) offers schools and school districts a comprehensive curriculum- and technology-based solution with universal management and assessment. Orchard is sold through a proprietary network of dealers and representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. The Company believes that Orchard is now a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company expects to introduce its first state-specific versions of Orchard in 2001 by correlating its content to state-specific standards and high-stakes state tests.

In July 2000, the Company acquired the publishing assets of Teacher Support Software (“TSS”). TSS is a 20 year old software publisher best known for its popular tools for teachers, including Worksheet Magic, and its effective and comprehensive language arts programs, including WordWorks. TSS products are sold through all of the Company’s sales channels.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In January 2001, the Company purchased the stock of Activity Records, Inc. and in so doing acquired Educational Activities, Inc.‘s software product line which is now called Educational Activities Software (“EAS”). Educational Activities has been a leading publisher of software for the middle-school to adult learner software market for over 20 years. Best known for its Diascriptive® Reading series, Education Activities has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. A substantial part of EAS is adult education products, a new market for the Company.

Effective May 7, 2001, Siboney Learning Group, the Company’s wholly owned subsidiary completed the purchase of the publishing assets of The Denali Project, L.L.C. (“Denali”).

The Denali Project, based in Lansing, Michigan, has published Summit Software, a comprehensive instructional software program with over 900 integrated lessons for grades 3-8 in reading and mathematics with management and reporting for teachers. After almost four years of development and testing, the product has been very well received by its early users.

The Company has also generated sales of select products through a direct-to-the-home marketer of educational software. This alliance allows the Company to reach families in their homes without going through expensive retail distribution. The Company is considering using the Internet to distribute its products to the school and home markets, but has not yet done so. However, it believes that its entry into the adult education market by the acquisition of EAS may be an area suited to such distribution by the Company.

The Company also has certain natural resources interests, including coal, oil and gas, through several subsidiaries.

RESULTS OF OPERATION

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2001 vs. MARCH 31, 2000

Total revenues increased 98.7% or $994,173 during the three month period ended March 31,2001 compared to the same period in 2000, reflecting higher sales of Siboney Learning Group. Sales of Orchard Teachers Choice Software were primarily responsible for this growth in sales with an increase of 179% over the same period in 2000.

Cost of product sales increased 124.4% or $165,342 during the quarter compared to the previous year’s quarter, primarily due to higher sales. Gross profit decreased slightly from 86.8% for the first quarter of 2000 to 85.1% for the same period in 2001, primarily due to an increase in amortization expense of product development costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses increased 71.7% or $503,225 during the quarter ended March 31, 2001 compared to the same quarter in 2000, primarily due to an increase in salaries and compensation-related expenses. The Company has increased staffing in both its sales department and product development group. In addition, additional support staff was hired to market and support its growing number of product lines.

The Company’s net income for the first quarter of 2001, primarily for the reasons above, was $476,698, an increase of 175% over the $173,287 reported for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Sales at Siboney Learning Group increased during February and March 2001, compared with November and December 2000, consistent with our experience in the previous year. As a result, accounts receivable increased at March 31, 2001 compared to December 31, 2000. In addition, cash decreased at March 31, 2001, compared to December 31, 2000, in order to pay the increased level of expenses such as the cost of catalog mailings during February 2001, salaries and acquisition costs related to the purchase of Activity Records, Inc.

Long-term debt increased at March 31, 2001 compared to December 31, 2000 due to the acquisition of Activity Records, Inc.

The Company has a line of credit availability of $500,000. There was no balance outstanding at March 31, 2001 or December 31, 2000.

The net worth of the Company at March 31, 2001 was $2,966,121 compared to $2,486,223 at December 31, 2000, as a result of the retention of earnings during the three month period.

PART II - OTHER INFORMATION

ITEM 5.   OTHER MATERS

Siboney Learning Group, the Company’s wholly owned subsidiary completed the purchase of the publishing assets of The Denali Project, L.L.C., effective May 7, 2001.

The Denali Project, based in Lansing, Michigan, has published Summit Software, a comprehensive instructional software program with over 900 integrated lessons for grades 3-8 in reading and mathematics with management and reporting for teachers. After almost four years of development and testing, the product has been very well received by its early users.

The Company believes there is room for a structured comprehensive software program in their growing portfolio of products that will be sold through their existing sales channels. Because Summit Software is written in Java, it can easily be web enabled and delivered over the Internet to our customers who are looking for web-based delivery.

The development and web-enabling team at Denali will join the Siboney team as an ongoing development group in Lansing.

ITEM 6.   REPORTS ON FORM 8-K

a)   Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBONEY CORPORATION

Date: May 11, 2001	By: /s/ Timothy J. Tegeler Timothy J. Tegeler President, Chief Executive Officer and Chief Financial Officer