Form 10-Q
period 2001-06-30
SIBONEY CORP
filed 2001-08-01
CIK 90057

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(X)    Quarterly report for the quarterly period ended June 30, 2001

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

Title of class of common stock	Number of Shares outstanding as of this Report Date

Common stock, par value $.10 per share	16,687,344

INDEX

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet, June 30,
          2001 and December 31, 2000                                           3

          Condensed Consolidated Statement of Operations,
          Three Months and Six Months Ended June 30, 2001
          and June 30, 2000                                                    4

          Condensed Consolidated Statement of Cash Flows, Six
          Months Ended June 30, 2001 and June 30, 2000                         5

          Notes to Condensed Consolidated Financial                            6
          Statements

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        8

PART II OTHER INFORMATION
-------------------------

Item 5.  Other Matters                                                        11

Item 6.  Reports on Form 8-K                                                  11

Signatures                                                                    11
----------

Exhibit Index                                                                 12
-------------

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets
                                     ------
                                                                   DECEMBER 31,
                                         JUNE 30,                    2000 (SEE
                                              2001                 NOTE BELOW)
                                      -----------------            -----------

Current Assets
--------------
 Cash                                  $    363,367              $    626,554
 Investment                                   6,600                     4,500
 Accounts receivable                      1,583,796
 Inventories (Note 2)                       288,869                   699,866
 Prepaid expenses                           104,691                   224,680
 Deferred tax asset                         484,000                    67,381
                                      -------------               -----------
         Total Current Assets             2,831,323                 2,106,981
         --------------------

Property, Plant and Equipment               311,280                  271,503
(Net of accumulated depreciation
of $534,562 at June 30, 2001
and $472,606 at December 31, 2000)

Other Assets (Note 3)                     2,462,815                 1,048,628
---------------------                  ------------              ------------
                                        $ 5,605,418                $3,427,112
                                        ===========               ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
-------------------
 Current portion of
   long-term debt                       $   414,457              $    74,783
 Current portion of
   capitalized lease obligation              15,752                   22,653
 Accounts payable                            51,220                  129,978
 Accrued expenses                           418,998                  344,177
                                       ------------              -----------
         Total Current Liabilities          900,427                  571,591
         -------------------------     ------------              -----------

Long-Term Liabilities
---------------------
 Long-term debt                             778,739                  198,685
 Capitalized lease obligation                 6,765                   11,613
 Deferred tax liability                     159,000                  159,000
                                        -----------              -----------
    Total Long-Term Liabilities             944,504                  369,298
    ---------------------------         -----------              -----------

Stockholders' Equity
--------------------
 Common stock:
   Authorized 20,000,000 shares
    at $0.10 par value; issued
    and outstanding 16,687,344
    at June 30, 2001 and
    16,658,344 at December 31, 2000        1,668,735               1,665,835
 Unrealized holding gain
    on investment                              6,600                   4,500
 Additional paid-in capital                    9,910                   8,332
 Retained earnings                         2,075,242                 807,556
                                         -----------            ------------
    Total Stockholders' Equity             3,760,487               2,486,223
    --------------------------           ------------           ------------

                                          $5,605,418             $ 3,427,112
                                         ============            ===========

NOTE:    The balance  sheet at December 31, 2000 has been taken from the audited financial statements at that date and condensed. See accompanying notes to condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                      Six Months Ended             Three Months Ended
                                         June 30,                       June 30,
                             -----------------------------------------------------------

                                    2001           2000          2001          2000
                                    ----           ----          ----          ----

Revenues                     $ 4,419,732     $2,800,289    $2,418,432    $1,793,162

Cost of Product Sales            610,682        347,844       312,371       214,875

Selling, General and
Administrative Expenses        2,491,907      1,419,482     1,286,986       717,786
                           -------------   ------------   -----------   -----------

Income from Operations         1,317,143      1,032,963       819,075       860,501
                            ------------    -----------   -----------   -----------

Other Income (Expense)
 Interest Income (Expense)       (51,717)          (58)       (30,088)         (521)
 Miscellaneous                     2,260         2,842          2,001        (2,480)
                           -------------   -----------    -----------   -----------
Total Other Income
  (Expense)                      (49,457)        2,784        (28,087)        1,959
                           -------------   -----------    -----------   -----------

Net Income                   $ 1,267,686   $ 1,035,747     $  790,988   $   862,460
                             ============  ===========    ===========   ===========

Weighted Average Shares
  Outstanding                 16,670,850    16,530,144     16,676,514    16,530,444
                             ===========   ===========    ===========   ===========

Basic and Diluted
  Income per Common Share        $   .08        $  .06         $  .05        $  .05
                             ===========    ==========     ==========    ==========

See accompanying notes to condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                    2001              2000
                                                  ------             -----
Cash Flows from Operations
--------------------------
  Net income                                  $1,267,686          $1,035,747
  Adjustments to reconcile net
    income to net cash provided
    by continuing operations:

    Depreciation                                  61,956              41,316
     Amortization                                207,548               9,791

   Change in assets and liabilities:
     Increase in accounts and notes
        receivable                             (883,930)           (800,794)
     Increase in inventory                       (64,189)            (12,580)
     Increase in prepaid expenses
     and deposits                                (14,555)            (10,749)
     Increase (decrease) in accounts
       payable and accrued expenses               (3,937)             66,463
                                           -------------        ------------

Net Cash Provided by Operations                  570,579             329,194
-------------------------------             ------------         -----------

Cash Flows from Investing Activities
------------------------------------
 Payments for equipment                         (101,733)            (84,261)
 Payments for capitalized
   software development cost                    (202,056)           (155,811)
 Payments to purchase assets
   of unrelated entities                      (1,136,799)                ---
                                             -----------         ------------
Net Cash Used in Investing Activities         (1,440,588)            (240,072)
-------------------------------------        -----------         ------------

Cash Flows from Financing Activities
------------------------------------

 Proceeds from long-term debt                    725,000                   --
 Payments on capital lease obligations           (11,749)             (12,814)
 Principal payments on long-term debt           (110,907)                  --
 Proceeds from issuance of common stock            4,478                  960
                                            ------------         ------------

Net Cash Provided by
  (Used in) Financing Activities                 606,822              (11,854)
--------------------------------              ----------         ------------

Net Increase (Decrease)
  in Cash and Cash Equivalents                  (263,187)              77,268
------------------------------

Cash and Cash Equivalents -
  Beginning of Period                            626,554              383,356
-----------------------

Cash and Cash Equivalents -
  End of Period                                $ 363,367            $ 460,624
-----------------------                        =========            =========

Supplemental Disclosure of
  Cash Flow Information
---------------------------
 Interest Paid                                  $ 55,123            $   2,577
                                              ----------          -----------

See accompanying notes to condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001 AND 2000

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statement of operations for the six-month and the three-month periods ended June 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 2001 and for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

       Inventories consist of the following:

                                    June 30, 2001             December 31, 2000
                                    -------------             -----------------
    Raw materials                      $228,509                   $ 163,473
    Finished goods                       60,360                      61,207
                                       --------                    --------
                                       $288,869                   $ 224,680
                                       ========                   =========

3.   OTHER ASSETS

Other assets consist of:
                                       June  30, 2001      December 31, 2000
                                       --------------      -----------------
    Software development costs           $ 1,327,816      $       695,512
    Goodwill                               1,159,090              346,904
    Covenants not to compete                 300,000              100,000
    Deposits                                   3,733               26,488
                                      --------------        -------------
                                           2,790,639            1,168,904
    Less: Accumulated Amortization           327,824              120,276
                                         -----------           ----------
                                          $2,462,815           $1,048,628
                                          ==========           ==========

The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years. Software development amortization expense charged against earnings amounted to $66,517 for the six months ended June 30, 2001 and $54,766 for the year ended December 31, 2000.

Goodwill represents the purchase price of an acquired company’s assets in excess of the fair value of those net assets at the date of acquisition and is being amortized on a straight-line basis over 5 years, which approximates the life of the acquired assets. Amortization of such goodwill charged to operations amounted to $86,864 for the six months ended June 30, 2001 and $34,690 for the year ended December 31, 2000.

Covenants not to compete are being amortized on a straight-line basis over 2 years, which is the life of the covenant agreements. Amortization of these covenants charged to operations amounted to $54,167 for the six months ended June 30, 2001 and $25,000 for the period ended December 31, 2000.

4.   BUSINESS ACQUISITION

Effective January 1, 2001, the Company purchased the stock of an educational software company for $850,000. The acquisition was paid for with a $550,000 cash payment at closing and a $300,000 non-interest-bearing note payable in 12 quarterly installments of $25,000 each. The $550,000 cash payment was provided by funds on hand in addition to a term loan from the Company’s bank for $325,000. The loan bears interest at 0.25% above the prime rate, with monthly principal and interest payments of $6,771 and is due in January 2005. The acquisition was accounted for under the purchase method of accounting.

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

Effective May 7, 2001, the Company purchased the publishing assets of The Denali Project, L.L.C. The acquisition was paid for with a $540,000 cash payment and a $50,000 non-interest-bearing note payable in full one year after the closing date. The $540,000 cash payment was provided by funds on hand in addition to a term loan from the Company’s bank for $400,000. The loan bears interest at 7.75% with monthly principal and interest payments of $12,511 and is due May 2004. The acquisition was accounted for under the purchase method of accounting.

SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS

The Company is engaged, through Siboney Learning Group, Inc. (“SLG”), a wholly-owned subsidiary, in the publishing and distribution of educational software, primarily for schools. The Company has 49 full-time employees.

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

Siboney Learning Group sells five complementary product lines which are developed, marketed and supported by the Company’s same core team. These product lines allow the Company to offer a comprehensive product selection to schools and adult education centers at a variety of budget levels.

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

Orchard: Teacher’s Choice Software (“Orchard”) offers schools and school districts a comprehensive curriculum- and technology-based solution with universal management and assessment. Orchard is sold through a proprietary network of dealers and representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. The Company believes that Orchard is now a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company expects to introduce its first state-specific versions of Orchard in 2001 by correlating its content to state-specific standards and high-stakes state tests.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS (Continued)

Effective May 7, 2001, the Company purchased the publishing assets of The Denali Project, L.L.C. ("Denali").

Denali, based in Lansing, Michigan, has published Summit Software, now called Journey - Guided Educational Software, a comprehensive instructional software program with over 900 integrated lessons for grades 3-8 in reading and mathematics with management and reporting for teachers. After almost four years of development and testing, the product has been very well received by its early users.

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

THREE MONTHS ENDED JUNE 30, 2001 vs. JUNE 30, 2000

Total revenues increased 34.9% or $625,270 to $2,418,432 from $1,793,162 during the three month period ended June 30, 2001 compared to the same period in 2000, reflecting higher sales of Siboney Learning Group. Sales of Orchard increased 50.3% over the same period in 2000. Revenues from Siboney Coal Company decreased $105,930 to $4,000 for the quarter ended June 30, 2001.

Cost of product sales increased 45.4% or $97,496 to $312,371 from $214,875 during the quarter compared to the previous year’s quarter, primarily due to higher sales. As a percentage of revenue, cost of product sales increased slightly to 12.9% compared to 12.0%.

Selling, general and administrative expenses increased 79.3% or $569,200 to $1,286,986 from $717,786 during the quarter ended June 30, 2001 compared to the same quarter in 2000, primarily due to an increase in salaries and compensation-related expenses as well as increased amortization expenses from acquisition and product development. The Company has increased staffing in both its sales department and product development group. In addition, the Company’s acquisition of The Denali Project, in May 2001 resulted in increased salaries, rent and miscellaneous operating expenses associated with this Lansing, Michigan based operation. The Company does not expect to generate significant revenue from this acquisition until 2002.

Interest expense increased $29,567 during the second quarter of 2001 compared to the same period in 2000 due to the loans incurred for the Activity Records and Denali acquisitions.

Net income for the second quarter of 2001 was $790,988 compared to $862,460 in 2000 for the reasons stated above.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 2001 vs. JUNE 30, 2000

Total revenues increased 57.8% or $1,619,443 to $4,419,732 from $2,800,289 during the six month period ended June 30, 2001 compared to the same period in 2000, primarily due to higher sales at Siboney Learning Group. Sales of Orchard increased 104.1% over the same period in 2000. Revenue from Siboney Coal Company was $96,330, a decrease of $50,502 compared to the same period in 2000.

Cost of product sales increased 75.6% or $262,838 to $610,682 from $347,844 compared to the six months ended June 30, 2000, primarily due to higher sales. As a percentage of revenue, cost of product sales increased to 13.8% compared to 12.4% in the prior year, primarily due to increased royalties payable on newly released products.

Selling, general and administrative expenses increased 75.6% or $1,072,425 to $2,491,907 from $1,419,482 compared to the same six month period in 2000, primarily due to higher salary, commission and marketing expenses associated with higher sales and amortization expenses.

Interest expense increased $51,659 due to the loans incurred for the Activity Records and Denali acquisitions.

As a result of the above mentioned reasons, net income for the six months ended June 30, 2001 was $1,267,686, an increase of 22.4% or $231,939 over last year.

LIQUIDITY AND CAPITAL RESOURCES

Sales at Siboney Learning Group increased during May and June 2001, compared with November and December 2000, consistent with our experience in the previous year. As a result, accounts receivable increased at June 30, 2001 compared to December 31, 2000. In addition, cash decreased at June 30, 2001, compared to December 31, 2000, in order to pay the increased level of expenses such as the cost of catalog mailings during February 2001, salaries and acquisition costs related to the purchase of Activity Records and Denali.

Long-term debt increased at June 30, 2001 compared to December 31, 2000 due to the acquisition of Activity Records and Denali.

The Company has a line-of-credit available of $500,000. There was no balance outstanding at June 30, 2001 or December 31, 2000.

The net worth of the Company at June 30, 2001 was $3,760,485 compared to $2,486,223 at December 31, 2000, as a result of the retention of earnings during the six month period.

PART II - OTHER INFORMATION

ITEM 5. OTHER MATTERS

The Company purchased the publishing assets of The Denali Project, L.L.C., effective May 7, 2001, as further described in Note 4 to the Company’s condensed consolidated financial statements and the “Management’s Discussion” Section of this Report.

Denali, based in Lansing, Michigan, has published Summit Software, a comprehensive instructional software program with over 900 integrated lessons for grades 3-8 in reading and mathematics with management and reporting for teachers. After almost four years of development and testing, the product has been very well received by its early users. Siboney has renamed this product line Journey - Guided Educational Software.

The Company believes there is room for a structured comprehensive software program in its growing portfolio of products that will be sold through its existing sales channels. In addition, because Summit Software is written in Java, it can easily be web enabled and delivered over the Internet to our customers who are looking for web-based delivery.

The development and web-enabling team at Denali, located in Lansing, Michigan, has joined the Siboney team in Saint Louis as part of the Company’s ongoing development group.

ITEM 6. REPORTS ON FORM 8-K

(a)   Exhibits: See Exhibit Index

(b)   Reports on Form 8-K:

        1.   Form 8-K filed May 8, 2001, announcing the purchase of the publishing assets of The Denali Project, L.L.C.

         2.   Form 8-K filed May 18, 2001, announcing the election of Ernest R. (Bodie) Marx as President and Chief Operating Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBONEY CORPORATION

Date: August 1, 2001	By: /s/ Timothy J. Tegeler Timothy J. Tegeler President, Chief Executive Officer and Chief Financial Officer
Exhibit No.	Description

10(a)	Asset Purchase Agreement dated as of May 4, 2001 between Siboney Learning Group, Inc. and The Denali Project, L.L.C., filed herewith.