Form 10-Q
period 2001-09-30
SIBONEY CORP
filed 2001-11-13
CIK 90057

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(X)    Quarterly report for the quarterly period ended September 30, 2001

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

Title of class of common stock	Number of Shares outstanding as of this Report Date

Common stock, par value $.10 per share	16,740,344

INDEX

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet, September 30,
          2001 and December 31, 2000                                           3

          Condensed Consolidated Statement of Operations,
          Three Months and Nine Months Ended September 30, 2001
          and September 30, 2000                                               4

          Condensed Consolidated Statement of Cash Flows, Nine
          Months Ended September 30, 2001 and September 30, 2000               5

          Notes to Condensed Consolidated Financial                            6
          Statements

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        8

PART II OTHER INFORMATION
-------------------------

Item 6.   Reports on Form 8-K                                                 11

Signatures                                                                    11
----------

Exhibit Index                                                                 12
-------------

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET

                                     Assets
                                     ------

                                                                 DECEMBER 31,
                                        SEPTEMBER 30,             2000 (SEE
                                                2001             NOTE BELOW)
                                       --------------            -----------

Current Assets
--------------
 Cash                                    $    757,245         $    626,554
 Investment                                     5,000                4,500
 Accounts receivable                          982,339              699,866
 Inventories (Note 2)                         332,038              224,680
 Prepaid expenses                             136,789               67,381
 Deferred tax asset                           484,000              484,000
                                         ------------         ------------
         Total Current Assets               2,697,411            2,106,981
         --------------------

Property, Plant and Equipment
-----------------------------
(Net of accumulated depreciation
of $570,631 at September 30, 2001
and $472,606 at December 31, 2000)            342,817              271,503

Other Assets (Note 3)                       2,474,599            1,048,628
---------------------                    ------------         ------------

                                          $ 5,514,827           $3,427,112
                                          ===========          ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
-------------------
 Current portion of long-term debt        $   429,425          $    74,783
 Current portion of capitalized
  lease obligation                             12,216               22,653
 Accounts payable                              50,497              129,978
 Accrued expenses                             484,837              344,177
                                          -----------          -----------
         Total Current Liabilities            976,975              571,591
         -------------------------        -----------          -----------

Long-Term Liabilities
---------------------
 Long-term debt                               587,902              198,685
 Capitalized lease obligation                   4,269               11,613
 Deferred tax liability                       159,000              159,000
                                          -----------          -----------
    Total Long-Term Liabilities               751,171              369,298
    ---------------------------           -----------          -----------

Stockholders' Equity
--------------------
 Common stock:
   Authorized 20,000,000 shares
   at $0.10 par value; issued
   and outstanding 16,740,344 at
   September 30, 2001 and
   16,658,344 at December 31, 2000          1,674,035            1,665,835
 Unrealized holding gain on investment          5,000                4,500
 Additional paid-in capital                    13,369                8,332
 Retained earnings                          2,094,277              807,556
                                         ------------         ------------
    Total Stockholders' Equity              3,786,681            2,486,223
    --------------------------           ------------         ------------

                                           $5,514,827          $ 3,427,112
                                         ============          ===========

NOTE:  The balance sheet at  December 31, 2000 has been taken from the audited financial statements at that date and condensed.  See accompanying notes to condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                 Nine Months Ended         Three Months Ended
                                   September 30,              September 30,
                         -------------------------------------------------------

                                2001          2000           2001          2000
                                ----          ----           ----          ----

Revenues                 $ 6,370,795    $4,292,409     $1,951,063    $1,492,120

Cost of Product Sales      1,044,799       603,059        434,117       255,215

Selling, General and
Administrative Expenses    3,974,002     2,376,929      1,482,095       957,447
                        ------------   -----------    -----------   -----------

Income from Operations     1,351,994     1,312,421         34,851       279,458
                        ------------   -----------    -----------   -----------
Other Income (Expense)
 Interest Income
 (Expense)                   (66,555)          621        (14,838)          679
 Miscellaneous                 1,282         2,936           (978)           94
                        ------------   -----------    ------------- -----------
Total Other Income
(Expense)                    (65,273)        3,557        (15,816)          773
                        ------------   -----------    -----------   -----------

Net Income               $ 1,286,721   $ 1,315,978    $    19,035   $   280,231
                         ============  ===========    ===========   ===========

Weighted Average
Shares Outstanding        16,683,274    16,534,633     16,707,719    16,534,633
                         ===========   ===========    ===========   ===========

Basic and Diluted
Income per
Common Share               $     .08        $  .08        $   .00        $  .02
                           =========     =========     ==========    ==========

See accompanying notes to condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                        2001              2000
                                                        ----              ----
Cash Flows from Operations
--------------------------
    Net income                                     $1,286,721        $1,315,978
    Adjustments to reconcile net
      income to net cash provided
      by continuing operations:

    Depreciation                                       98,025            65,798
    Amortization                                      364,315            57,657

    Change in assets and liabilities:

         Increase in accounts receivable             (282,473)         (560,488)
         Increase in inventory                       (107,358)         (133,270)
         Increase in prepaid expenses
           and deposits                               (44,534)          (11,649)

         Increase in accounts payable
         and accrued expenses                          61,179           167,649
                                                   ----------       -----------

Net Cash Provided by Operations                     1,375,875           901,675
-------------------------------                    -----------      -----------

Cash Flows from Investing Activities
------------------------------------
 Payments for equipment                              (169,339)         (144,600)
 Payments for capitalized
   software development cost                         (375,716)         (239,302)
 Payments to purchase assets
   of unrelated entities                           (1,133,809)         (344,659)
                                                  -----------      ------------

Net Cash Used in Investing Activities              (1,678,864)         (728,561)
-------------------------------------             -----------      ------------

Cash Flows from Financing Activities
------------------------------------
 Proceeds from long-term debt                         725,000                --
 Payments on capital lease obligations                (17,781)          (16,573)
 Principal payments on long-term debt                (286,776)               --
 Proceeds from issuance of common stock                13,237            20,328
                                                 -----------       -----------
Net Cash Provided by
Financing Activities                                  433,680             3,755
--------------------                               ----------        ----------

Net Increase in Cash
 and Cash Equivalents                                 130,691           176,869
---------------------

Cash and Cash Equivalents -
Beginning of Period                                  626,554            383,356
----------------------------                      -----------       -----------

Cash and Cash Equivalents -
End of Period                                       $ 757,245         $ 560,225
----------------------------                       =========          =========

Supplemental Disclosure of
Cash Flow Information
---------------------------
 Interest Paid                                     $ 73,246           $   4,337
                                                  ----------        -----------

See accompanying notes to condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statement of operations for the nine-month and the three-month periods ended September 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 2001 and for all periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

       Inventories consist of the following:

                          September 30, 2001           December 31, 2000
                          ------------------           -----------------

    Raw materials                $205,791                 $ 163,473

    Finished goods                126,247                    61,207
                                ---------                  --------

                                 $332,038                 $ 224,680
                                 ========                 =========

3.   OTHER ASSETS

Other assets consist of:
                                    September  30, 2001       December 31, 2000
                                    -------------------       -----------------

    Software development costs           $ 1,501,476       $       695,512
    Goodwill                               1,156,100               346,904
    Covenants not to compete                 300,000               100,000
    Deposits                                   1,614                26,488
                                      --------------           -----------
                                           2,959,190             1,168,904
    Less: Accumulated Amortization           484,591               120,276
                                        ------------           -----------
                                          $2,474,599            $1,048,628
                                          ==========            ==========

The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years. Software development amortization expense charged against earnings amounted to $127,216 for the nine months ended September 30, 2001 and $54,766 for the year ended December 31, 2000.

Goodwill represents the purchase price of an acquired company’s assets in excess of the fair value of those net assets at the date of acquisition and is being amortized on a straight-line basis over five years, which approximates the life of the acquired assets. Amortization of such goodwill charged to operations amounted to $145,432 for the nine months ended September 30, 2001 and $34,690 for the year ended December 31, 2000.

Covenants not to compete are being amortized on a straight-line basis over two years, which is the life of the covenant agreements. Amortization of these covenants charged to operations amounted to $91,667 for the nine months ended September 30, 2001and $25,000 for the year ended December 31, 2000.

4.   BUSINESS ACQUISITIONS

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

As part of the term loan agreement obtained for this acquisition, the Company renegotiated its revolving line of credit agreement with the bank on January 5, 2001. Under this agreement, outstanding balances were due on demand, and if no demand was made, then due on January 5, 2002. The Company also renegotiated the lender’s interest rate from 0.75% above prime rate to prime rate. The agreement is secured by accounts receivable, inventories and equipment and requires monthly interest payments on outstanding balances. The Company was required to maintain a minimum net worth of $2,000,000.

The line of credit agreement was again renegotiated on October 16, whereby the credit limit was raised from $500,000 to $1,000,000, the due date was amended to November 1, 2002 and the Company is required to maintain a minimum net worth of $2,500,000. As of September 30, 2001 there was no outstanding balance due on the line of credit.

Effective May 7, 2001, the Company purchased the publishing assets of The Denali Project, L.L.C. The acquisition was paid for with a $540,000 cash payment and a $50,000 non-interest-bearing note payable in full one year after the closing date. The $540,000 cash payment was provided by funds on hand in addition to a term loan from the Company’s bank for $400,000. The loan had a 7.75% interest rate with monthly principal and interest payments of $12,511 and was due May 2004. However, this loan was renegotiated on October 8, 2001 and now bears interest at 0.25% above the prime rate, with monthly principal and interest payments of $8,025 and remains due in May 2004. The acquisition was accounted for under the purchase method of accounting.

SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company is engaged, through Siboney Learning Group, Inc. (“SLG”), a wholly-owned subsidiary, in the publishing and distribution of educational software, primarily for schools. The Company has 56 full-time employees.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective May 7, 2001, the Company purchased the publishing assets of The Denali Project, L.L.C. ("Denali").

Denali, based in Lansing, Michigan, has developed Summit Software, now called Journey - Guided Educational Software, a comprehensive instructional software program with over 900 integrated lessons for grades 3-8 in reading and mathematics with management and reporting for teachers. After almost four years of development and testing, the Company expects to release an upgraded version of the product late in 2001.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 vs. SEPTEMBER 30, 2000

Total revenues increased 30.8% or $458,943 to $1,951,063 from $1,492,120 during the three month period ended September 30, 2001 compared to the same period in 2000, reflecting higher sales of Siboney Learning Group. Sales of Orchard increased 30.3% over the same period in 2000. Revenues from Siboney Coal Company increased $18,440 to $42,824 for the quarter ended September 30, 2001. After enjoying its best month ever relative to historical performance and budget projections in August, the Company experienced a serious slow down in sales in September primarily due to the tragic and distracting events that occurred on September 11th.

Cost of product sales increased 70.1% or $178,902 to $434,117 from $255,215 during the quarter compared to the previous year’s quarter, primarily due to higher sales. As a percentage of revenue, cost of product sales increased to 22.3% compared to 17.1% due to higher royalty expenses and an increase in amortized expenses for product development.

Selling, general and administrative expenses increased 54.8% or $524,648 to $1,482,095 from $957,447 during the quarter ended September 30, 2001 compared to the same quarter in 2000, primarily due to an increase in salaries and compensation-related expenses as well as increased amortization expenses from acquisitions. The Company has increased staffing in both its sales department and product development group. In addition, the Company’s acquisition of Denali, in May 2001 resulted in increased salaries, rent and miscellaneous operating expenses associated with this Lansing, Michigan based operation. The Company does not expect to generate significant revenue from this acquisition until 2002.

Interest expense increased $14,159 during the third quarter of 2001 compared to the same period in 2000 due to the loans incurred for the Activity Records and Denali acquisitions.

Net income for the third quarter of 2001 was $19,035 compared to $280,231 in 2000 for the reasons stated above.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2001 vs. SEPTEMBER 30, 2000

Total revenues increased 48.4% or $2,078,386 to $6,370,795 from $4,292,409 during the nine month period ended September 30, 2001 compared to the same period in 2000, primarily due to higher sales at Siboney Learning Group. Sales of Orchard Teacher’s Choice Software were primarily responsible for this growth in sales. During the nine month period Orchard sales increased 70.6%. Revenue from Siboney Coal Company was $139,154, a decrease of $41,407 compared to the same period in 2000.

Cost of product sales increased 73.3% or $441,740 to $1,044,799 from $603,059 compared to the nine months ended September 30, 2000, primarily due to higher sales. As a percentage of revenue, cost of product sales increased to 16.4% compared to 14.1% in the prior year, due to higher royalty expenses from sales of licensed products plus an increase in amortized expenses for product development.

Selling, general and administrative expenses increased 67.2% or $1,597,073 to $3,974,002 from $2,376,929 compared to the same nine month period in 2000, primarily due to higher salary, commission and other compensation-related expenses. Marketing expenses associated with higher sales and amortization expenses also increased during the nine month period. The Company has increased staffing in both its sales department and product development group. In addition, the Company’s acquisition of Denali, in May 2001 resulted in increased salaries, rent and miscellaneous operating expenses associated with this Lansing, Michigan based operation. The Company does not expect to generate significant revenue from this acquisition until 2002.

Interest expense increased $65,934 due to the loans incurred for the Activity Records and Denali acquisitions.

As a result of the above mentioned reasons, net income for the nine months ended September 30, 2001 was $1,286,721, a decrease of 2.2% or $29,257compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Sales at Siboney Learning Group increased during August and September 2001, compared with November and December 2000, consistent with our experience in the previous year. As a result, accounts receivable increased at September 30, 2001 compared to December 31, 2000.

Long-term debt increased at September 30, 2001 compared to December 31, 2000 due to the acquisition of Activity Records and Denali.

The Company has a line-of-credit available of $1,000,000. There was no balance outstanding at September 30, 2001 or December 31, 2000.

The net worth of the Company at September 30, 2001 was $3,786,679 compared to $2,486,223 at December 31, 2000, as a result of the retention of earnings during the nine month period.

PART II - OTHER INFORMATION

ITEM 6.   REPORTS ON FORM 8-K

(a)   Reports on Form 8-K:  A Report on Form 8-K was filed by the Registrant on July 11, 2001 announcing the appointment of Lewis B. Shepley to the Company's Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBONEY CORPORATION

Date: November 12, 2001	By: /s/ Timothy J. Tegeler Timothy J. Tegeler Chief Executive Officer and Chief Financial Officer