Form 10-K405
period 2001-12-31
SIBONEY CORP
filed 2002-03-26
CIK 90057

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                         Commission File Number: 1-3952

                              SIBONEY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                  73-0629975
-----------------------------------------------     ---------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

      325 NORTH KIRKWOOD ROAD, SUITE 300
              ST. LOUIS, MISSOURI                              63122
-----------------------------------------------     ---------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:         314-822-3163
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Common Stock held by nonaffiliates of registrant as of March 15, 2002 was $8,390,852. This value was based on the average of the bid and asked prices on March 15, 2002.

As of March 15, 2002, the registrant had outstanding 16,781,704 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PART III: THE DEFINITIVE PROXY STATEMENT OF REGISTRANT (TO BE FILED PURSUANT TO REGULATION 14A) FOR REGISTRANT'S 2002 ANNUAL MEETING OF SHAREHOLDERS,
    WHICH INVOLVES THE ELECTION OF DIRECTORS, IS INCORPORATED BY REFERENCE
                         INTO ITEMS 10, 11, 12 AND 13.


----------------------------------------------------------------------------
                                                                      Page 1

                                          INDEX
----------------------------------------------------------------------------------------
                                                                                    PAGE
PART I

    ITEM 1.  Business..............................................................3 - 7

    ITEM 2.  Properties............................................................7 - 8

    ITEM 3.  Legal Proceedings.........................................................8

    ITEM 4.  Submission of Matters to a Vote of Security Holders.......................8

PART II

    ITEM 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters...........................................9

    ITEM 6.  Selected Financial Data..................................................10

    ITEM 7.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations..........................................................11 - 14

    ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk...............15

    ITEM 8.  Financial Statements and Supplementary Data..............................15

    ITEM 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...................................15

PART III

    ITEM 10. Directors and Executive Officers of the
             Registrant...............................................................16

    ITEM 11. Executive Compensation...................................................16

    ITEM 12. Security Ownership of Certain Beneficial
             Owners and Management....................................................16

    ITEM 13. Certain Relationships and Related Transactions...........................16

PART IV

    ITEM 14. Exhibits, Financial Statements, Financial Statement
             Schedule and Reports on Form 8-K....................................17 - 41

    SIGNATURES........................................................................42

    EXHIBIT INDEX.....................................................................43


----------------------------------------------------------------------------
                                                                      Page 2

                                   PART I



FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any forward-looking statements are necessarily subject to significant uncertainties and risks. When used in this Report, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 1.          BUSINESS

                 GENERAL

                 The Company was incorporated in the State of Maryland in 1955. The principal business of the Company is the publishing and distribution of educational software products.

                 DESCRIPTION OF BUSINESS AND PROPERTIES

                 BUSINESS - GENERAL DESCRIPTION AND CURRENT DEVELOPMENTS -- The Company's principal subsidiary, Siboney Learning Group, publishes educational software, primarily for schools. The Company's educational software is designed for use in teaching reading, language arts, math, science and English as a Second Language for students in grades kindergarten through adult. The Company's software is intended to motivate learners to master key skills and concepts that are stressed on standardized tests and in textbooks. The Company has served the educational market for more than 35 years.

                 The Company's growing portfolio of products now includes more than 170 active titles that focus on teaching basic skills and new concepts while meeting the different learning needs of all students through time-on-task instruction. Most of the Company's software titles include a management system that tracks student progress and allows teachers to identify problem areas for further instruction. These titles are sold in a wide variety of product configurations to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.


----------------------------------------------------------------------------
                                                                      Page 3

                 Most of the Company's products are offered as single-title and series solutions, primarily for classroom teachers or as comprehensive solutions, for entire school buildings and districts. The Company believes that its two-pronged product strategy, as well as its multi-channel school sales network, affords the opportunity to deliver targeted and cost-effective solutions to almost every educator or educational institution looking for ways to use instructional software to improve student performance.

                 All of the Company's active titles are available on CD-ROM for Windows and Macintosh computers and are compatible with the different network configurations installed in schools today. The Company's Research and Development team continuously revises and upgrades products to keep up with changes in computer hardware and networking operating systems, and develops new titles which are compatible with old and new operating systems. Popular titles include Math Concepts, Reading Concepts, Diascriptive Reading, Process Writing, Phonics Mastery and Touchdown Math. The Company believes that more than 40,000 schools, community colleges and adult learning centers use the Company's software.

                 Siboney Learning Group currently offers five distinct product categories: GAMCO Educational Software; Orchard Teacher's Choice Software; Teacher Support Software; Educational Activities Software; and Journey.

                 GAMCO Educational Software ("GAMCO"), the Company's original product, provides schools with single titles and series, which the Company believes are highly motivating. GAMCO products are sold through the major national and regional school software dealers, the Company's inside sales force and its direct catalog and promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.

                 In 1996, the Company launched Orchard Teacher's Choice Software ("Orchard"). Orchard offers schools and school districts a comprehensive curriculum-based solution with universal management and assessment. Orchard is sold through a network of dealers and direct and independent representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. Orchard includes universal management which tracks student progress across all programs, as well as pre- and post-test assessment that identifies problem areas and measures instructional gain. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, its strong correlations to major national tests and state objectives, and cost-effective pricing structures. The Company believes that its new Orchard for Your State versions, to be launched in 2002, will help maintain Orchard's consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states provided in the recently passed No Child Left Behind Act of 2001. Orchard for Your State will offer schools and school districts state-specific versions of Orchard that are directly correlated to each state's educational standards. The No Child Left Behind Act of 2001 will require all students in grades three to eight in all states to take important tests based upon each state's standards. Orchard for Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instruction.


----------------------------------------------------------------------------
                                                                      Page 4

                 In July 2000, the Company purchased the software assets of Teacher Support Software, Inc. ("TSS"). TSS is a 20-year old software publisher best known for its popular tools for teachers, including Worksheet Magic, and its effective and comprehensive reading programs, including WordWorks. TSS products are now sold through all of the Company's sales channels as single-title solutions and as part of comprehensive Orchard solutions. The Company is actively upgrading older TSS products to be compatible with the computers and networks found in schools today.

                 In January 2001, by purchasing the stock of Activity Records, Inc., the Company acquired Educational Activities, Inc.'s software product, which is now called Educational Activities Software ("EAS"). EAS has been a leading publisher of software for the middle-school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is the Company's primary product offering for the adult learning market and allows the Company to achieve incremental sales growth in a growing market for instruction in basic skills for adults. In addition, the Company sells selected EAS titles to its K-12 school customers and plans to release a new comprehensive solution with universal management called Real Achievement based upon EAS titles and appropriate titles from the Company's portfolio of other software products.

                 In May 2001, the Company purchased the publishing assets of the Denali Project based in Lansing, Michigan. This development team, now known as Siboney Learning Group Lansing, had developed a comprehensive and structured instructional software program in reading and math for grades three through eight. Their original product had never been actively marketed to schools. The Company has invested considerable time and resources into upgrading this product, now called Journey, which is now being sold through the same channels that currently sell Orchard. The Company believes that Journey will be an attractive complementary product for Orchard due to its structure and sequencing of content, as well as the Company's first web-enabled product for K-12 school customers, when it is launched to meet demand for web-based delivery of instructional software.

                 The Company has sought to take its three strategically acquired companies and integrate them into one organization that is responsible for sales, marketing, product development, product support, customer service and fulfillment. The sales and marketing team is able to take internally developed, licensed and acquired content to the market through a hybrid, multiple channel network of catalog dealers, professional field sales organizations, direct field and inside sales representatives and its own direct marketing efforts. This hybrid sales network allows the Company to appeal to teachers purchasing individual titles with their own personal funds or through a classroom budget, with its growing library of over 170 titles. The Company also can appeal to school administrators looking for building-wide solutions to improve student achievement with its curriculum series and its Orchard and Journey comprehensive software. Finally, the Company can appeal to school districts looking for more comprehensive district-wide solutions to improve test scores with its Orchard and Journey software.


----------------------------------------------------------------------------
                                                                      Page 5

                 The Company also has generated sales of selected products which have been revised for the consumer market and sold through a direct-to-the-home marketer of educational software. This alliance allows the Company to achieve incremental sales in the home market without incurring the costs of expensive retail distribution.

                 SOURCES AND AVAILABILITY OF RAW MATERIALS -- Raw materials are generally available and are purchased from a wide range of suppliers. Shortages are not anticipated.

                 PATENTS, TRADEMARKS AND LICENSES -- The Company holds various copyrights and license rights, some of which are considered to be material to its business. The licensing agreements under which the Company licenses certain software provide for minimum sales and related royalty payments by the Company over a specified number of years and are renewable thereafter.

                 SEASONALITY -- The Company typically experiences its highest levels of sales and accounts receivable in the educational products business at the end of the school year (April, May, June and July). However, seasonality does not have an overall material adverse effect on the Company's operations.

                 WORKING CAPITAL ITEMS -- The Company does not purchase or maintain material inventories in advance of sales of products, although certain materials are purchased in larger quantities in order to obtain volume discounts. The Company does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group maintains an "on approval" policy under which goods shipped subject to customer approval are not billed upon delivery and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. Siboney Learning Group also maintains a general "satisfaction guaranteed" policy under which GAMCO, TSS and EAS products may be returned within 12 months, and Orchard products within 90 days from the date of purchase if a customer is not satisfied. Less than 3% of sales were returned in 2001.

                 DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS -- In 2001, approximately 10% of the Company's revenues were generated from sales through Brainstorm USA, LLC. No other customer accounted for 10% or more of revenues.

                 BACKLOG -- The Company historically does not have a material backlog of orders.

                 GOVERNMENT BUSINESS -- Sales of Siboney Learning Group's computer software products are substantially dependent upon expenditures of school districts and individual schools. Although a substantial portion of Siboney Learning Group's business is done with governmental subdivisions, such business is not subject to price renegotiation or termination by the buyer.

                 ENVIRONMENTAL IMPACT -- Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment are not material to the Company.


----------------------------------------------------------------------------
                                                                      Page 6

                 SOFTWARE DEVELOPMENT -- Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years.

                 Software development costs of $539,360, $290,514 and $208,271 were capitalized in 2001, 2000 and 1999, respectively. Amortization expense charged against earnings amounted to $196,002, $54,766 and $5,820 in 2001,
                 2000 and 1999, respectively. Research and development costs not capitalized are expensed in the year incurred and totaled approximately $346,000 $342,000 and $286,000 in 2001, 2000 and 1999, respectively.

                 COMPETITION -- Siboney Learning Group operates in highly competitive markets, which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. A number of the Company's competitors are significantly larger and have substantially greater resources than the Company. The Company competes on the basis of price and effectiveness of software in achieving intended results. The comprehensive learning systems market is dominated by three major publishers: NCS Learn (Pearson), Plato Learning and Compass Learning. The market for single-title solutions is more fragmented. Major publishers in this market include Riverdeep/The Learning Company and Renaissance Learning. Over the past several years, the consolidation of educational software publishers has resulted in a reduction of the number of new software titles designed for schools.

                 PERSONNEL -- As of December 31, 2001, the Company had 54 full-time employees. The Company's employees are not represented by any union.


ITEM 2.          PROPERTIES

                 The Company leases approximately 7,000 square feet of corporate office space in St. Louis, Missouri under a lease which expires June 30, 2005. Siboney Learning Group also leases approximately 7,000 square feet of warehouse facilities in St. Louis, Missouri under a lease which expires May 31, 2004. The Lansing, Michigan office leases approximately 1,700 square feet of offices under a lease which expires May 31, 2004.

                 The Company also has certain natural resource interests through several subsidiaries, which are not believed to be material assets of the Company, individually or in the aggregate.

                 Siboney Coal Company, Inc. ("Siboney Coal"), a subsidiary of the Company, owns the fee and mineral interests in coal properties aggregating approximately 1,425 acres in Johnson and Martin Counties, Kentucky. Siboney Coal leases the properties to a mining company under a lease which calls for an annual minimum royalty payment of $30,000 plus royalties per ton of coal mined. Future revenues in excess of the minimum payment from the coal lease are dependent on mining operations of the lessee, which ceased on the Company's property in 1999 and resumed during 2000 and 2001. It is as yet unknown whether the lessee will conduct mining activities on the Company's properties in 2002.


----------------------------------------------------------------------------
                                                                      Page 7

                 Other subsidiaries of the Company have royalty and working interests in oil and gas leases and property rights. Revenues from such leases and interests are not material. The present value of estimated future net oil and gas reserves of the Company's subsidiaries is presently not determinable, but is not believed to be material.

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


ITEM 3.          LEGAL PROCEEDINGS

                 None.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted to the shareholders of the Company during the quarter ended December 31, 2001.


----------------------------------------------------------------------------
                                                                      Page 8

                                   PART II





ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

                 (A)      Principal Market

                          Sales of the Company's common stock are reported on the Over-The-Counter "Bulletin Board" maintained by NASDAQ.

                 (B)      Stock Price And Dividend Information

                          The following table sets forth the high and low bid prices per share of common stock.

                                            2001                                        2000
                             ------------------------------------        -------------------------------------
                             QUARTER            HIGH         LOW         QUARTER            HIGH           LOW
                             ---------------------------------------------------------------------------------
                             First             $ .52       $ .40         First             $ .74         $ .21
                             Second              .69         .45         Second              .59           .43
                             Third               .75         .60         Third               .53           .37
                             Fourth              .57         .48         Fourth              .54           .36

                          The foregoing market quotations reflect
                          interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                          No cash dividends were paid on the Company's common stock in 2001 or 2000. The Company intends to continue its historical pattern of utilizing cash generated by operations to support future growth. Generally, the payment of dividends is within the discretion of the Board of Directors who will consider all relevant factors in making determinations regarding future dividends, if any.

                 (C)      Approximate Number Of Holders Of Common Stock

                          The number of holders of record of the Company's common stock as of March 15, 2002 was 11,151.

                 (D)      Recent sales of unregistered securities.

                          None.


----------------------------------------------------------------------------
                                                                      Page 9

ITEM 6.          SELECTED FINANCIAL DATA

                 The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this Form 10-K. The Statement of Operations data set forth below for each of the years in the three-year period ended December 31, 2001 and the Balance Sheet data as of December 31, 2001 and 2000 are derived from, and qualified by reference to, our financial statements appearing elsewhere in this Form 10-K. The Statement of Operations data for the years ended December 1998 and 1997 and the Balance Sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included herein.

                                                                         YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------------------
                                                  2001             2000            1999             1998            1997
                                        ---------------------------------------------------------------------------------
Revenues                                   $ 8,280,373      $ 5,401,070     $ 3,309,021      $ 2,406,759     $ 1,957,088
=========================================================================================================================

Income (loss) from operations              $ 1,137,935      $ 1,114,330     $   315,187      $  (129,222)    $  (590,816)
=========================================================================================================================

Net income (loss)                          $ 1,238,388      $ 1,317,530     $   543,783      $  (124,749)    $  (571,688)
=========================================================================================================================

Earnings (loss) per common
  share - basic                            $      0.07      $      0.08     $      0.03      $     (0.01)    $     (0.04)
=========================================================================================================================

Weighted average number
  of common shares
  outstanding - basic                       16,697,872       16,571,822      16,522,821       16,518,344      16,249,565
=========================================================================================================================

Earnings (loss) per common
  share - diluted [Note (a)]               $      0.07      $      0.07     $      0.03      $     (0.01)    $     (0.04)
=========================================================================================================================

Weighted average number
  of common shares
  outstanding - diluted                     17,455,045       17,267,570      16,839,689       16,518,344      16,249,565
=========================================================================================================================

Total assets - (at year-end)               $ 4,994,247      $ 3,427,112     $ 1,601,114      $   881,230     $   938,994
=========================================================================================================================

Long-term debt (at year-end)               $   511,510      $   210,298     $    34,266      $    28,437     $        --
=========================================================================================================================

Total debt (at year-end)                   $   912,971      $   307,734     $    56,559      $    40,265     $        --
=========================================================================================================================

Stockholder equity (at year-end)           $ 3,735,243      $ 2,486,223     $ 1,150,364      $   606,878     $   750,627
=========================================================================================================================

NOTES:

         (a) For 1997 and 1998, options on shares of common stock were not included in computing diluted earnings per share because their effect was antidilutive.

         (b) The Company paid no cash dividends during the five years in the period ended December 31, 2001.

----------------------------------------------------------------------------
                                                                     Page 10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion analyzes the changes in the Company's results of operations during the three years in the period ended December 31, 2001 and comments on the Company's financial position as of December 31, 2001.

                RESULTS OF OPERATIONS:

                2001 IN COMPARISON WITH 2000

                The Company's consolidated revenues increased 53% to $8.3 million in 2001 compared to 2000. Despite funding shortages faced by many schools due to the slowdown in the U.S. economy, sales of the Company's educational software grew 57%, with sales of existing products growing 28% and acquisitions accounting for the balance of the year-over-year increase.

                Sales of the Company's Orchard Teacher's Choice Software increased 82% in 2001. The Company believes that Orchard's market success has been attributable to its comprehensive offering of 140 titles and curriculum bundles which combine state-correlated assessment with targeted and effective instruction, delivered at costs which compare favorably to other integrated learning systems. Sales during 2001 were positively affected by reorders from current Orchard users, which accounted for a substantial portion of orders received in 2001, and by demand from new customers seeking to use computer technology more effectively to remediate problems with under-achieving students. Increased sales of curriculum bundles with assessment programs sold to schools and school districts resulted in an increase in the average net order size from approximately $6,000 in 2000 to almost $10,000 in 2001.

                Sales of Educational Activities Software, acquired in January 2001, generated sales of $1,202,682 in 2001. This product benefitted from customer demand for software which focuses on literacy, writing, English as a Second Language and workplace readiness, targeting age-appropriate remedial instruction in basic skills for older learners. The additional sales channels accessed by the Company for the EAS products led to an increase of more than 40% in sales of Educational Activities Software compared to its pre-acquisition sales levels.

                As a result of the increased emphasis in the marketplace on more comprehensive integrated learning systems, such as Orchard, sales of the Company's less expensive single title products, GAMCO and Teacher Support Software, declined 25%. This reflected an industry-wide trend which has continued from 2000. Given this trend, the Company has elected to concentrate its sales, marketing and development resources on its comprehensive solutions.


----------------------------------------------------------------------------
                                                                     Page 11

                The Denali Project, acquired in May 2001, did not contribute meaningful sales in the recently completed year. During the year its structured and sequenced math and reading program, now known as Journey, was completed. The Company expects that Journey will contribute significant future sales as a complementary product to Orchard Teacher's Choice Software.

                Revenues from the Company's coal properties in 2001 were $187,000 compared to $240,000 in 2000. The decrease was due to reduced mining activity on the Company's property.

                Cost of products sold increased from $896,000 in 2000 to $1.5 million in 2001. This increase reflected greater royalty expenses from sales of licensed products and increased amortization of development expenses. As a result, gross margin decreased from 83% in 2000 to 82% in 2001.

                Selling, general and administrative expenses increased to $5.7 million in 2001 from $3.4 million in 2000. As a percentage of sales, SG&A expenses increased to 68% in 2001 from 63% in 2000. These increases were due primarily to increased compensation expense and amortization of acquisition-related costs. Company head count increased to 54 people at the end of 2001 from 37 a year earlier. Increased staffing in the Company's research and development department was due principally to the addition of the six-person Lansing, Michigan-based Denali Project operations in May 2001. The Company also increased staffing in its technical support and customer service operations due to the expanded installed base of customers and the increase in the number of products the Company sells and supports. Acquisition-related amortization increased by $283,000 to $343,000 in 2001, reflecting additional goodwill and non-compete costs incurred in acquisitions occurring since July 2000.

                Income from operations increased slightly in 2001, which represented a decline as a percentage of revenues to 13.7% from 20.6% in the prior year, primarily as a result of a 223% increase in depreciation and amortization expenses to $680,000 from $211,000 in the prior year. This increase primarily reflected the amortization of the significant investment made by the Company in software development and acquisitions and introduction of new products during the last several years. In addition, the Company incurred approximately $240,000 of additional expensed development costs for the Denali Project Journey Software subsequent to the Denali acquisition in May 2001.

                Interest expense in 2001 increased to $96,000 from $12,000 in 2000 as a result of purchase money notes and bank borrowings incurred to fund the three acquisitions.

                As a result of the foregoing, the Company's earnings before interest, depreciation, amortization and tax expenses increased 43%, from $1.4 million to $1.9 million, while net income of $1.2 million, or $0.07 per share, in 2001 decreased slightly from $1.3 million, also $0.07 per share, in 2000.

                2000 IN COMPARISON WITH 1999

                In 2000, the Company had a year which it considered successful and profitable, due primarily to a 57% increase in sales of educational software by Siboney Learning Group. The Company's multiple-channel sales network and product development and


----------------------------------------------------------------------------
                                                                     Page 12
                upgrading and licensing and acquisition strategies have allowed it to continue to increase its market share in the market for instructional software for schools. Total consolidated revenues increased 63%, or $2.1 million, from $3.3 million in 1999 to $5.4 million in 2000.

                Sales of Orchard Teacher's Choice Software were primarily responsible for this growth in sales. In its fourth year of sales, sales of Orchard increased 140%, the fourth straight year that sales of Orchard software have more than doubled. Orchard has become a major competitor in the market for Integrated Learning Systems as a result of its motivational and comprehensive content offering of 140 titles and curriculum bundles which continue to grow, correlations to national and state-specific curricula and tests which are increasing in importance as more students are required to take and pass high stakes tests, new assessment options which identify problem areas for students and generate a student-specific assignment and value-oriented pricing which allows Orchard to deliver substantial content at a fraction of the price of many of its larger competitors. The Company hired three regional sales managers and two direct sales representatives in 2000 to sell Orchard along with a highly trained and motivated network of approximately 40 professional dealer sales organizations with outside sales people who sell Orchard in territories across the country. Orchard has become an increasingly important and core product line for many of these dealers.

                Approximately 50% of Orchard sales are generated by satisfied customers who initially purchase a minimal number of Orchard programs or evaluate larger curriculum bundles. Based upon Orchard's success with their students and its impact on improving students' scores on standardized tests, schools using Orchard are more likely to place larger reorders for their schools or recommend that the school district purchase appropriate Orchard programs or bundles. In 2000, the Company received six orders for more than $100,000 each from school districts that have benefitted from using Orchard software in their schools. In 2000, Orchard increased its average net order size from approximately $2,500 to over $6,000 as many schools moved from purchasing individual programs to purchasing more expensive curriculum bundles with pre- and post-test assessment.

                During 2000, the Company began developing state-specific versions of Orchard which will be directly correlated to the state tests that are becoming increasingly important in almost every state. These state-specific versions will allow Orchard to identify specific problems that students will encounter in taking their state's test and then provide remedial instruction so that problem areas are mastered.

                Sales of the GAMCO software decreased slightly in 2000 compared to 1999 as the Company focused more on sales of its Orchard product. The July 2000 acquisition of the software assets of Teacher Support Software, Inc. contributed approximately $216,000 additional revenue as TSS software was sold through the Company's Orchard and non-Orchard sales channels.

                Revenues from the Company's coal properties increased to approximately $240,000 in 2000 compared to approximately $30,000 in 1999 as a result of the resumption of coal mining on its properties.

                Cost of sales increased $419,343 from $476,237 in 1999 to $895,580 in 2000. Gross


----------------------------------------------------------------------------
                                                                     Page 13
                profit decreased from 85.6% in 1999 to 83.4% in 2000. Higher royalty expenses from sales of licensed products plus an increase in amortized expenses for product development led to this decrease.

                Selling, general and administrative expenses increased by $873,563 or 34.7% from $2.5 million in 1999 to $3.4 million in 2000 due primarily to an increase in salaries and compensation-related expenses. The Company increased staffing in its sales department to manage and continue the growth of its Orchard product by hiring three regional sales managers and two full-time sales representatives to complement its dealer network. The Company hired additional people in its product development group to develop new software titles and to upgrade its existing titles. The Company also increased its marketing and product support staff to market and support its growing number of products.

                The Company's income from operations for 2000 was $1,114,330, compared to income from operations of $315,187 in 1999, due primarily to the improved sales results discussed above.

                LIQUIDITY AND CAPITAL RESOURCES

                The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in November 2002, provides for maximum borrowings of $1.0 million and is secured by the Company's accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of December 31, 2001, the Company reported a net worth of $3.7 million. As of that date, there were no borrowings outstanding under the Company's line of credit.

                The Company expects that cash generated from operations, supplemented by cash on hand and its line of credit, will provide adequate liquidity to fund the Company's operations over the next year. However, the Company may be required to access additional sources of funding if it pursues significant future acquisitions or there are unanticipated adverse developments in its operations.


----------------------------------------------------------------------------
                                                                     Page 14

                IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement were adopted by the Company on January 1, 2002. The Company expects the adoption of these standards will have the impact of eliminating the Company's amortization of goodwill commencing January 1, 2002. However, impairment reviews may result in future periodic write-downs.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. Borrowings with the bank bear interest at prime rate and 0.25% above prime rate.

                Due to the nature of the Company's borrowings, it has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                The financial statements and supplementary information required by this Item 8 are set forth at the pages indicated in Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.


----------------------------------------------------------------------------
                                                                     Page 15

                                  PART III




ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information contained under the captions "Proposal 1 - Election of Directors - Information Concerning Nominees" and "Information Concerning Executive Officers" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2002 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.


ITEM 11.        EXECUTIVE COMPENSATION

                The information contained under the captions "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Fiscal Year-End Option Values" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2002 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

                The information regarding security ownership contained under the caption "Proposal 1 - Election of Directors - Information Concerning Nominees" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2002 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                None.


----------------------------------------------------------------------------
                                                                     Page 16

                                   PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


                                                                                      PAGE
                (A) (1)   FINANCIAL STATEMENTS:

                             Report of Independent Certified Public
                                   Accountants..........................................18
                             Consolidated Balance Sheet at
                                   December 31, 2001 and 2000...........................19
                             Consolidated Statement of Stockholders'
                                    Equity for the Years Ended December 31,
                                    2001, 2000 and 1999.................................20
                             Consolidated Statement of Operations
                                    for the Years Ended December 31,
                                    2001, 2000 and 1999.................................21
                             Consolidated Statement of Cash Flows
                                    for the Years Ended December 31,
                                   2001, 2000 and 1999..................................22
                             Notes to Consolidated Financial
                                    Statements.....................................23 - 40

                (A) (2)   FINANCIAL STATEMENT SCHEDULE:

                             Schedule V - Valuation and Qualifying Accounts -
                                   2001, 2000 and 1999..................................41

                (A) (3)   EXHIBITS - See Exhibit Index on page 43.

                (B)       REPORTS ON FORM 8-K
                              No current reports on Form 8-K were filed during the quarter ended December 31, 2001.


----------------------------------------------------------------------------
                                                                     Page 17

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri


We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in
Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly the information required to be set forth therein.



                                           RUBIN, BROWN, GORNSTEIN & CO. LLP
St. Louis, Missouri
February 8, 2002


----------------------------------------------------------------------------
                                                                     Page 18

                                        SIBONEY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------
                                             CONSOLIDATED BALANCE SHEET
                                                       ASSETS
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                            2001               2000
                                                                                 -----------------------------------
CURRENT ASSETS
  Cash                                                                               $   378,234        $   626,554
  Investment                                                                                  --              4,500
  Accounts receivable (Notes 3 and 7)                                                  1,342,262            699,866
  Inventories (Notes 4 and 7)                                                            285,777            224,680
  Prepaid expenses                                                                       159,159             67,381
  Deferred tax asset (Note 10)                                                           480,000            484,000
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                             2,645,432          2,106,981

PROPERTY AND EQUIPMENT (NOTES 5, 7 AND 8)                                                324,581            271,503

OTHER ASSETS (NOTE 6)                                                                  2,466,234          1,048,628
--------------------------------------------------------------------------------------------------------------------

                                                                                     $ 5,436,247        $ 3,427,112
====================================================================================================================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt (Note 7)                                         $   391,572        $    74,783
  Current portion of capitalized lease obligation (Note 8)                                 9,889             22,653
  Accounts payable                                                                       221,921            129,978
  Accrued expenses                                                                       493,912            344,177
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                        1,117,294            571,591
--------------------------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
  Long-term debt (Note 7)                                                                509,786            198,685
  Capitalized lease obligation (Note 8)                                                    1,724             11,613
  Deferred tax liability (Note 10)                                                        72,200            159,000
--------------------------------------------------------------------------------------------------------------------
      TOTAL LONG-TERM LIABILITIES                                                        583,710            369,298
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 14 AND 15)                                               --                 --
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock:
    Authorized 20,000,000 shares at $0.10 par value;
      issued and outstanding 16,744,024 in 2001 and
      16,658,344 in 2000                                                               1,674,403          1,665,835
  Additional paid-in capital                                                              14,896              8,332
  Unrealized holding gain on investment                                                       --              4,500
  Retained earnings                                                                    2,045,944            807,556
--------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                       3,735,243          2,486,223
--------------------------------------------------------------------------------------------------------------------

                                                                                     $ 5,436,247        $ 3,427,112
====================================================================================================================



----------------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements. Page 19

                                           SIBONEY CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                         COMMON STOCK            ADDITIONAL    UNREALIZED      RETAINED            TOTAL
                                 ----------------------------       PAID-IN       HOLDING      EARNINGS    STOCKHOLDERS'
                                        SHARES        AMOUNT        CAPITAL          GAIN     (DEFICIT)           EQUITY
                                 ----------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1999           16,518,344   $ 1,651,835       $    300       $ 8,500   $(1,053,757)     $   606,878

ISSUANCE OF COMMON STOCK                11,500         1,150            553            --            --            1,703

NET INCOME                                  --            --             --            --       543,783          543,783

NET DEPRECIATION ON
  INVESTMENT                                --            --             --        (2,000)           --           (2,000)
-------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999         16,529,844     1,652,985            853         6,500      (509,974)       1,150,364

ISSUANCE OF COMMON STOCK               128,500        12,850          7,479            --            --           20,329

NET INCOME                                  --            --             --            --     1,317,530        1,317,530

NET DEPRECIATION ON
  INVESTMENT                                --            --             --        (2,000)           --           (2,000)
-------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000         16,658,344     1,665,835          8,332         4,500       807,556        2,486,223

ISSUANCE OF COMMON STOCK                85,680         8,568          6,564            --            --           15,132

NET INCOME                                  --            --             --            --     1,238,388        1,238,388

NET APPRECIATION ON
  INVESTMENT                                --            --             --         1,500            --            1,500

SALE OF INVESTMENT                          --            --             --        (6,000)           --           (6,000)
-------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001         16,744,024   $ 1,674,403       $ 14,896       $    --   $ 2,045,944      $ 3,735,243
=========================================================================================================================



----------------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements. Page 20

                                           SIBONEY CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENT OF OPERATIONS





                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------------------
                                                                             2001                2000               1999
                                                                  -------------------------------------------------------
REVENUES                                                              $ 8,280,373         $ 5,401,070        $ 3,309,021

COST OF PRODUCT SALES                                                   1,479,635             895,580            476,237

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                              5,662,803           3,391,160          2,517,597
-------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                  1,137,935           1,114,330            315,187
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Interest income                                                           9,130              11,143              5,613
  Gain on sale and disposition of assets                                    6,000                  --             86,758
  Miscellaneous                                                             2,523               3,057                225
-------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME                                                         17,653              14,200             92,596
-------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE CREDIT FOR INCOME TAXES                               1,155,588           1,128,530            407,783

CREDIT FOR INCOME TAXES (NOTE 10)                                          82,800             189,000            136,000
-------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                            $ 1,238,388         $ 1,317,530        $   543,783
=========================================================================================================================

EARNINGS PER COMMON SHARE - BASIC                                     $      0.07         $      0.08        $      0.03
=========================================================================================================================

EARNINGS PER COMMON SHARE - DILUTED                                   $      0.07         $      0.07        $      0.03
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC                                           16,697,872          16,571,822         16,522,821
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - DILUTED                                         17,455,045          17,267,570         16,839,689
=========================================================================================================================


----------------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements. Page 21



                                           SIBONEY CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENT OF CASH FLOWS





                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                                 2001              2000             1999
                                                                      ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $ 1,238,388       $ 1,317,530        $ 543,783
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                            141,179            96,118           64,839
      Amortization                                                            538,947           114,456            5,820
      Deferred income taxes                                                   (82,800)         (189,000)        (136,000)
      Gain on sales and disposition of assets                                  (6,000)               --          (86,758)
      Change in assets and liabilities:
        Increase in accounts receivable                                      (642,396)         (347,649)         (78,013)
        Increase in inventories                                               (61,097)          (35,672)          (1,463)
        (Increase) decrease in prepaid expenses                               (91,778)           (8,135)          18,528
        (Increase) decrease in deposits                                        22,365           (26,488)              --
        Increase in accounts payable and accrued
          expenses                                                            241,678           159,364           80,704
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   1,298,486         1,080,524          411,440
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for equipment                                                     (194,257)         (174,685)         (93,156)
  Proceeds from sale of assets, net of related selling
    expenses                                                                    6,000                --          156,339
  Payments for software development costs                                    (539,360)         (290,513)        (208,271)
  Payments for assets of unrelated entities                                (1,137,520)         (352,620)              --
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                      (1,865,137)         (817,818)        (145,088)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                       15,132            20,329            1,703
  Principal payments on capital lease obligation                              (22,653)          (22,293)         (19,086)
  Proceeds from long-term debt                                                725,000                --               --
  Principal payments on long-term debt                                       (399,148)          (17,544)              --
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           318,331           (19,508)         (17,383)
-------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                              (248,320)          243,198          248,969

CASH - BEGINNING OF YEAR                                                      626,554           383,356          134,387
-------------------------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                                        $   378,234       $   626,554        $ 383,356
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  (NOTE 11)
    Interest paid                                                         $    87,371       $    12,489        $   9,360
-------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------
See the accompanying notes to the consolidated financial statements. Page 22

                    SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2001, 2000 AND 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Siboney Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         ESTIMATES AND ASSUMPTIONS

         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The fair value of investments is estimated based on quoted market price. The carrying value of the long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

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


----------------------------------------------------------------------------
                                                                     Page 23

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         ADVERTISING

         The Company expenses the costs of advertising as incurred except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of catalog advertising to which sales orders are directly attributed. The capitalized cost of the advertising is amortized over a 12-month period following the issuance of the catalog. At December 31, 2001 and 2000, $99,094 and $65,566, respectively, of advertising costs were capitalized. Advertising expense amounted to $604,586 in 2001, $447,133 in 2000 and $370,334 in 1999.

         REVENUE RECOGNITION

         Revenue from sales of educational software products is generally recognized upon product shipment, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company maintains an "on approval" policy for most products, under which goods shipped subject to customer approval are not billed upon delivery and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. The Company also maintains a general "satisfaction guaranteed" policy under which non-Orchard products may be returned within 12 months and Orchard products within 90 days from the date of sale if the customer is dissatisfied. All conditions for revenue recognition are met at the time of sale as defined in Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists." The Company does not experience significant product returns and, therefore, Company management is of the opinion that no allowance for sales returns is necessary.

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

         STOCK BASED COMPENSATION

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") in 1997. As permitted by SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has provided in
         Note 12 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.


----------------------------------------------------------------------------
                                                                     Page 24

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         INCOME TAXES

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus deferred taxes relating primarily to operating losses that are available to offset future taxable income and differences in the basis of accounting for software development costs.

         BUSINESS COMBINATIONS

         Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), issued in 2001, addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method of accounting.

         The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

         Management believes that SFAS 141 will not have any impact on the Company's financial position or results of operations.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued in 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

         The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

----------------------------------------------------------------------------
                                                                     Page 25

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The provisions of SFAS 142 will be adopted by the Company on January 1, 2002. The Company expects the adoption of this standard will have the impact of eliminating the amortization of goodwill commencing January 1, 2002. However, impairment reviews thereafter may result in future periodic write-downs (Note 6).

         ACCOUNTING RECLASSIFICATION

         Certain 2000 amounts have been reclassified to conform with the financial statement presentation used in 2001.


2.       OPERATIONS

         The Company operates in only one segment.

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

         During 2001 and 2000, the Company acquired certain assets or stock of various unrelated entities. These acquisitions were accounted for on the purchase method with the results of operations included in the Company's consolidated statement of operations from the dates of acquisition through December 31, 2001.

         On May 7, 2001, the Company acquired certain assets of an educational software company for an aggregate price of $595,051, including acquisition costs. The acquisition was financed through a cash payment of $540,000 at or near closing and a non-interest bearing note payable discounted at the Company's borrowing rate at the time of acquisition and payable in one installment of $50,000 due one year after the sale. The $540,000 cash payment was provided by funds on hand in addition to a term loan from the Company's bank for $400,000. The loan bears interest at 0.25% above the prime rate, with monthly principal payments of $8,025 plus interest and is due in May 2004. This note is secured by the Company's accounts receivable, inventory and equipment.

         On January 1, 2001, the Company purchased the stock of an educational software company for $844,383, including acquisition costs. The acquisition was financed through a cash payment of $550,000 at closing and a non-interest bearing note payable discounted at the Company's borrowing rate at the time of acquisition and payable in 12 quarterly installments of $25,000. The $550,000 cash payment was provided by funds on hand in addition to a term loan from the Company's bank for $325,000. The loan bears interest at 0.25% above the prime rate, with monthly principal payments of $6,771 plus interest and is due in January 2005. This note is secured by the Company's accounts receivable, inventory and equipment.


----------------------------------------------------------------------------
                                                                     Page 26

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         On July 1, 2000, the Company acquired certain assets of an educational software company for an aggregate price of $643,632, including acquisition costs. The acquisition was financed through a cash payment of $310,000 and a non-interest bearing note payable discounted at the Company's borrowing rate at the time of acquisition and payable in 14 quarterly installments of $25,000 each. This note is secured by the Company's accounts receivable, inventory and equipment. The $310,000 cash payment was provided by funds on hand.

         The total purchase price of the three acquisitions was allocated as follows:

                                                    MAY 2001       JANUARY 2001           JULY 2000
                                               -----------------------------------------------------
         Goodwill                                  $ 363,650          $ 445,536           $ 346,904
         Software development costs                  131,401            298,847             196,728
         Covenants not to compete                    100,000            100,000             100,000
                                               -----------------------------------------------------

                                                   $ 595,051          $ 844,383           $ 643,632
                                               =====================================================

         See Note 17 for the pro forma effect of the acquisitions.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of:

                                                                           2001                2000
                                                                ------------------------------------
         Accounts receivable                                        $ 1,394,112           $ 717,889
         Less:  Allowance for doubtful accounts                          51,850              18,023
         -------------------------------------------------------------------------------------------

                                                                    $ 1,342,262           $ 699,866
         ===========================================================================================

         Accounts receivable are pledged as collateral for notes payable
         (Note 7).


4.       INVENTORIES

         Inventories are summarized as follows:

                                                                           2001                2000
                                                                 -----------------------------------
         Raw materials                                                $ 196,512           $ 163,473
         Finished goods                                                  89,265              61,207
         -------------------------------------------------------------------------------------------

                                                                      $ 285,777           $ 224,680
         ===========================================================================================


----------------------------------------------------------------------------
                                                                     Page 27

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         Inventories are pledged as collateral for notes payable (Note 7). Inventories are net of a reserve for obsolescence of $15,272 and $19,322 at December 31, 2001 and 2000, respectively.


5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                                          2001                2000
                                                                 ----------------------------------
         Leasehold improvements                                      $  54,703           $  45,270
         Office equipment, furniture and fixtures                      577,264             443,354
         Machinery and equipment                                       306,398             255,485
         ------------------------------------------------------------------------------------------
                                                                       938,365             744,109
         Less:  Accumulated depreciation                               613,784             472,606
         ------------------------------------------------------------------------------------------

                                                                     $ 324,581           $ 271,503
         ==========================================================================================

         Assets held under capital leases total $89,158 at December 31, 2001 and 2000. Accumulated depreciation related to these leased assets amounted to $77,301 and $55,011 at December 31, 2001 and 2000, respectively. Amortization expense of capital lease assets is included in depreciation expense.

         Depreciation charged to operations amounted to $141,179 in 2001, $96,118 in 2000 and $64,839 in 1999.

         Certain equipment is pledged as collateral for notes payable (Note 7).


6.       OTHER ASSETS

         Other assets, net of accumulated amortization, consist of:

                                                                            2001                2000
                                                                 ------------------------------------
         Software development costs                                  $ 1,408,532         $   634,926
         Goodwill                                                        911,913             312,214
         Covenants not to compete                                        141,666              75,000
         Deposits                                                          4,123              26,488
         --------------------------------------------------------------------------------------------

                                                                     $ 2,466,234         $ 1,048,628
         ============================================================================================

         Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years.


----------------------------------------------------------------------------
                                                                     Page 28

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         At December 31, 2001 and 2000, $539,360 and $290,513, respectively, of software development costs were capitalized. Through the acquisitions discussed in Note 2, the Company capitalized an additional $430,248 and $196,728 of software development costs in 2001 and 2000, respectively. Amortization of software development costs charged against earnings amounted to $196,002, $54,766 and $5,820 in 2001, 2000 and 1999, respectively. Software development costs not capitalized are expensed in the year incurred and totaled approximately $346,000, $342,000 and $286,000 in 2001, 2000 and
         1999, respectively.

         Goodwill represents the purchase price of the acquired companies' assets in excess of the fair value of those net assets at the date of acquisition and is being amortized on a straight-line basis over five years, which approximates the life of the acquired assets. Amortization of goodwill charged to operations amounted to $209,612 and $34,690 in 2001 and 2000, respectively (Note 1). There was no amortization of goodwill charged to operations in 1999.

         Covenants not to compete are being amortized on a straight-line basis over two years, which is the life of the covenant agreements. Amortization of these covenants charged to operations amounted to $133,333 and $25,000 in 2001 and 2000, respectively. There was no amortization of these covenants charged to operations in 1999.


----------------------------------------------------------------------------
                                                                     Page 29

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



7.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                2001                2000
                                                                       ----------------------------------
         Notes payable - bank, secured by accounts receivable,
         inventory and fixed assets, payable in monthly
         installments of $8,025 and $6,771 plus interest at the
         bank's prime rate plus 0.25%, final payments due in May
         2004 and January 2005 (Note 2)                                    $ 477,492           $      --

         Notes payable - seller financed, unsecured, payable in
         quarterly installments of $25,000 including interest at
         the Company's implicit borrowing rate at the time of
         acquisition of 10.25%, final payments due in December
         2003 and January 2004 (Note 2)                                      377,462             273,468

         Note payable - seller financed, unsecured, payable in
         May 2002 including interest at the Company's implicit
         borrowing rate at the time of acquisition of 7.75%
         (Note 2)                                                             46,404                  --
         ------------------------------------------------------------------------------------------------
                                                                             901,358             273,468
         Less:  Current maturities                                           391,572              74,783
         ------------------------------------------------------------------------------------------------

                                                                           $ 509,786           $ 198,685
         ================================================================================================

         The Company has a $1,000,000 revolving line-of-credit agreement with a bank. The outstanding debt is due on demand, and if no demand is made, the outstanding debt is due on November 2, 2002.
         The agreement, secured by accounts receivable, inventory and equipment, requires monthly interest payments on the outstanding balance at the lender's prime rate. As of December 31, 2001 and 2000, no amounts were outstanding under the line-of-credit agreement.
         The revolving credit agreement with the bank requires the Company to maintain a minimum net worth of $2,500,000.

         The weighted average interest rate was 8.39%, 9.96% and 8.74% for the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense amounted to $96,186, $12,489 and $9,360 for the years ended December 2001, 2000 and 1999, respectively.

         The carrying value of these notes payable approximates their fair value because the notes were discounted using the rates at which the Company could borrow funds with similar maturities.


----------------------------------------------------------------------------
                                                                     Page 30

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The scheduled maturities of long-term debt at December 31, 2001 are as follows:

         YEAR                                         AMOUNT
         ----------------------------------------------------
         2002                                      $ 391,572
         2003                                        363,020
         2004                                        139,706
         2005                                          7,060
         ----------------------------------------------------

                                                   $ 901,358
         ====================================================


8.       CAPITAL LEASES

         During 1999, the Company entered into a computer equipment capital lease with a cost of $35,809. The lease provides for payments which are the equivalent of principal and interest at 7.8%, payable in monthly installments of $840, with final payment due in February 2003.

         The future minimum annual lease payments under the capital leases are:

         YEAR                                         AMOUNT
         ----------------------------------------------------
         2002                                       $ 10,440
         2003                                          1,740
         ----------------------------------------------------
                                                      12,180
         Less:  Amount representing interest             567
         ----------------------------------------------------

                                                    $ 11,613
         ====================================================


9.       DEFERRED COMPENSATION PLAN

         On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan provides for matching contributions on a graduated scale, up to 3.5% of the employee's annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company's contribution to the 401(k) plan was approximately $67,000 in 2001, $63,000 in 2000 and
         $46,000 in 1999.


----------------------------------------------------------------------------
                                                                     Page 31

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


10.      INCOME TAXES

         The credit for income taxes consists of:

                                                                  2001               2000             1999
                                                         --------------------------------------------------
         Federal and state income tax
           at statutory rates                                $ 424,000          $ 342,000        $ 152,000
         Utilization of net operating loss
           carryforwards                                      (424,000)          (342,000)        (152,000)

         Increase in deferred tax asset                         82,800            189,000          136,000
         --------------------------------------------------------------------------------------------------

                                                             $  82,800          $ 189,000        $ 136,000
         ==================================================================================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities, as shown in the accompanying balance sheet, include the following components:

                                                                            2001               2000
                                                                   ---------------------------------
         Deferred Tax Assets
           Inventory obsolescence and uniform
             capitalization                                            $  19,600        $    21,000
           Allowance for doubtful accounts                                21,000              7,000
           Goodwill amortization                                          96,500             19,000
           Net operating loss carryovers                                 624,000          1,332,000
           Depreciation                                                    3,200                 --
         -------------------------------------------------------------------------------------------
                                                                         764,300          1,379,000
           Less:  Valuation allowance for
             deferred tax assets                                              --            876,000
         -------------------------------------------------------------------------------------------
               Total deferred tax assets                                 764,300            503,000
         -------------------------------------------------------------------------------------------

         Deferred Tax Liabilities
           Depreciation                                                       --              2,000
           Capitalized software development
             amortization                                                356,500            176,000
         -------------------------------------------------------------------------------------------
               Total deferred tax liabilities                            356,500            178,000
         -------------------------------------------------------------------------------------------

               Net deferred tax assets                                 $ 407,800        $   325,000
         ===========================================================================================

         Based on the Company's net income over the three years ended December 31, 2001 and on the Company's budgeted results of operations for 2002, management has determined that no deferred tax asset valuation allowance is necessary at December 31, 2001.


----------------------------------------------------------------------------
                                                                     Page 32

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The deferred tax assets and liabilities include the following components:

                                                                         2001                2000
                                                                ----------------------------------
         Net current deferred tax assets                            $ 480,000           $ 484,000
         Net long-term deferred tax liabilities                       (72,200)           (159,000)
         -----------------------------------------------------------------------------------------

                                                                    $ 407,800           $ 325,000
         =========================================================================================

         The net operating loss carryovers for federal income tax purposes of approximately $1,560,000 at December 31, 2001 are available to reduce future taxable income as follows:

                                                   AMOUNT OF UNUSED
                                                     OPERATING LOSS
                 EXPIRATION DATE                      CARRYFORWARDS
         -----------------------------------------------------------
                       2002                             $   585,000
                       2011                                 280,000
                       2017                                 577,000
                       2018                                 118,000
         -----------------------------------------------------------

                                                        $ 1,560,000
         ===========================================================

         The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                                    2001          2000          1999
                                                                -------------------------------------
         Statutory rate                                               34%           34%           32%

         State income taxes, net of federal benefits                   4             4             4

         Effect of expiration of net operating loss
           carryforward                                               28           107            --

         Realization of deferred tax asset valuation
           allowance                                                 (76)         (159)          (80)

         Other                                                         3            (3)           11
         --------------------------------------------------------------------------------------------

                                                                      (7)%         (17)%         (33)%
         ============================================================================================


----------------------------------------------------------------------------
                                                                     Page 33

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


11.      SUPPLEMENTAL CASH FLOW INFORMATION

         In 2001, the Company financed the purchases of the assets of educational software companies through notes payable of $302,038.

         In 2000, the Company financed the purchase of the assets of an educational software company through a notes payable of $291,012.

         In 1999, the Company financed the purchase of equipment through a capital lease in the amount of $35,809.


12.      STOCK OPTION PLANS

         The Company's 1997 Incentive Stock Option Plan (the "1997 Plan") provides for granting to key employees of the Company or its subsidiaries options to purchase a maximum of 1,600,000 shares of the Company's common stock. The 1997 Plan provides for the granting of options which qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code. All options granted under the 1997 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant and a maximum term of ten years.

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


----------------------------------------------------------------------------
                                                                     Page 34

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The Company applies APB Opinion No. 25 and related interpretations in accounting for the stock option plans. Accordingly, no compensation cost has been recognized. If compensation cost had been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative method set forth under SFAS 123, the Company's net income and net income per common and equivalent share would have been affected. The pro forma amounts are indicated below:

                                                              2001                2000               1999
                                                   -------------------------------------------------------
         NET INCOME AVAILABLE TO
           COMMON STOCKHOLDERS
             As reported                               $ 1,238,388         $ 1,317,530          $ 543,783
             Pro forma                                   1,161,387           1,144,026            395,851

         EARNINGS PER COMMON SHARE -
           BASIC
             As reported                               $      0.07         $      0.08          $    0.03
             Pro forma                                        0.07                0.07               0.02

         EARNINGS PER COMMON SHARE -
           DILUTED
             As reported                               $      0.07         $      0.07          $    0.03
             Pro forma                                        0.07                0.06               0.02

         The weighted-average fair value of options at date of grant for options granted during 2001, 2000 and 1999 was $0.552, $0.566 and $0.102 per option, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                  2001                2000               1999
                                            --------------------------------------------------------
         Expected option life                   2.9 YEARS          3.1 years           5.0 years
         Risk free interest rate                  5.0%                6.0%               8.5%
         Expected volatility                     123.98%            107.27%              85.5%
         Expected dividend yield                   --                 --                  --


----------------------------------------------------------------------------
                                                                     Page 35

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         A summary of stock option activity for 2001, 2000 and 1999 is as follows:

                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                             NUMBER             PRICE PER              EXERCISE
                                                          OF SHARES               SHARE                   PRICE
                                                      ----------------------------------------------------------
         BALANCE - JANUARY 1, 1999                        1,430,000        $ 0.1275 - $ 0.165           $ 0.138

         GRANTED                                            137,500              $ 0.18                 $ 0.180

         EXERCISED                                          (11,500)        $ 0.1275 - $ 0.18           $ 0.148

         FORFEITED/EXPIRED                                 (108,500)        $ 0.1275 - $ 0.18           $ 0.164
         -------------------------------------------------------------------------------------------------------

         BALANCE - DECEMBER 31, 1999                      1,447,500         $ 0.1275 - $ 0.18           $ 0.140

         GRANTED                                            540,000          $ 0.56 - $ 0.62            $ 0.566

         EXERCISED                                         (128,500)        $ 0.16 - $ 0.165            $ 0.165

         FORFEITED/EXPIRED                                 (125,000)        $ 0.1275 - $ 0.56           $ 0.207
         -------------------------------------------------------------------------------------------------------

         BALANCE - DECEMBER 31, 2000                      1,734,000         $ 0.1275 - $ 0.62           $ 0.266

         GRANTED                                            753,900         $ 0.495 - $ 0.655           $ 0.552

         EXERCISED                                          (85,680)       $ 0.1275 - $ 0.515           $ 0.177

         FORFEITED/EXPIRED                                  (77,900)        $ 0.1275 - $ 0.56           $ 0.485
         -------------------------------------------------------------------------------------------------------

         BALANCE - DECEMBER 31, 2001                      2,324,320        $ 0.1275 - $ 0.655           $ 0.354
         =======================================================================================================

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                        WEIGHTED
                                             NUMBER OF                   AVERAGE          WEIGHTED
                   RANGE OF                    OPTIONS                 REMAINING           AVERAGE
                   EXERCISE            OUTSTANDING AND                  YEARS OF          EXERCISE
                     PRICES                EXERCISABLE          CONTRACTUAL LIFE             PRICE
         ------------------------------------------------------------------------------------------
         $ 0.1275 - $ 0.655                  1,904,364                      2.88           $ 0.354


----------------------------------------------------------------------------
                                                                     Page 36

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


13.      EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding of 16,697,872 in 2001, 16,571,822 in 2000 and 16,522,821 in 1999.

         Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding of 17,455,045 in 2001, 17,267,570 in 2000 and
         16,839,689 in 1999.

         The computation of basic and diluted earnings per common share is as follows:

                                                                            2001              2000             1999
                                                                 ---------------------------------------------------
         Numerator for basic and diluted earnings
           per share - income available to
           common shareholders                                       $ 1,238,388       $ 1,317,530      $   543,783
         ===========================================================================================================

         Denominator:
           Weighted average number of common
             shares used in basic EPS                                 16,697,872        16,571,822       16,522,821

           Effect on dilutive securities:
             Common stock options                                        757,173           695,748          316,868
         -----------------------------------------------------------------------------------------------------------

         Weighted average number of common
           shares and dilutive potential common
           stock used in diluted EPS                                  17,455,045        17,267,570       16,839,689
         ===========================================================================================================

         For additional disclosures regarding stock options, see Note 12.


14.      COMMITMENTS

         LEASE COMMITMENTS

         The Company leases office and warehouse space under operating leases which expire at various dates through May 2005. Total rent expense under all operating leases was $196,238, $109,381 and $83,349 in 2001, 2000 and 1999, respectively.


----------------------------------------------------------------------------
                                                                     Page 37

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The future minimum annual rentals under the remaining leases are as follows:

         YEAR                                              AMOUNT
         ---------------------------------------------------------
         2002                                           $ 229,750
         2003                                             233,438
         2004                                             205,987
         2005                                              77,424
         ---------------------------------------------------------

                                                        $ 746,599
         =========================================================

         ROYALTY AGREEMENTS

         The Company has agreements with various companies and individuals for licensing and author agreements. The terms of the agreements range from a one time minimum royalty payment to a percentage of sales. The Company has a royalty liability ranging from 3% to 20% on sales of selected products.

         The future minimum annual guaranteed royalties payable under the agreements are as follows:

         YEAR                                              AMOUNT
         ---------------------------------------------------------
         2002                                           $  66,000
         2003                                             110,000
         2004                                             110,000
         ---------------------------------------------------------

                                                        $ 286,000
         =========================================================


15.      SIGNIFICANT CUSTOMER AND SUPPLIERS

         During 2001, 2000 and 1999, sales to a single customer approximated 10%, 11% and 18%, respectively, of total consolidated net sales. Accounts receivable from the customer amounted to approximately $71,000 and $42,000 at December 31, 2001 and 2000, respectively.

         There were no significant suppliers for 2001, 2000 and 1999.


----------------------------------------------------------------------------
                                                                     Page 38

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


16.      SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following are unaudited comparative quarterly summaries of the consolidated results of operations of the Company for the years ended December 31, 2001 and 2000. The summaries were prepared using accounting principles generally accepted in the United States of America and, in the opinion of the Company's management, include all adjustments, consisting of normally recurring accruals, necessary for a fair presentation of the results of operations for the respective quarterly periods.

                                  First Quarter     Second Quarter     Third Quarter    Fourth Quarter        Total
                                ----------------- ------------------ ----------------- ---------------- -----------------
                                             Per               Per               Per               Per               Per
                                  Amount   Share    Amount   Share    Amount   Share    Amount   Share    Amount   Share
                                -----------------------------------------------------------------------------------------
                                                   (In Thousands Of Dollars, Except Per Share Amounts)
         2001
         ----
         NET SALES               $ 2,001           $ 2,418           $ 1,951           $ 1,910           $ 8,280

         GROSS PROFIT              1,703             2,106             1,517             1,475             6,801

         INCOME (LOSS) BEFORE
           CREDIT FOR INCOME
           TAXES                     477  $ 0.03       791  $ 0.05        19  $   --      (131) $(0.01)    1,156  $ 0.07

         NET INCOME (LOSS)           477    0.03       791    0.05        19      --       (49)     --     1,238    0.07

         2000
         ----

         NET SALES               $ 1,007           $ 1,793           $ 1,492           $ 1,109           $ 5,401

         GROSS PROFIT                874             1,578             1,237               816             4,505

         INCOME (LOSS) BEFORE
           CREDIT FOR INCOME
           TAXES                     173  $ 0.01       862  $ 0.05       280  $ 0.02      (186) $(0.01)    1,129  $ 0.07

         NET INCOME                  173    0.01       862    0.05       280    0.02         3      --     1,318    0.08


17.      PRO FORMA INFORMATION (UNAUDITED)

         The following pro forma consolidated information of the Company, for the years ended December 31, 2001 and 2000, gives effect to the acquisitions disclosed in Note 2 as if they were effective January 1, 2001 and 2000. The statement gives effect to the acquisitions under the purchase method of accounting.

         The pro forma information may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.


----------------------------------------------------------------------------
                                                                     Page 39

SIBONEY CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


                                                                      PRO FORMA
                                                                     DECEMBER 31,
                                                           --------------------------------
         (In thousands, except per share data)                    2001                2000
         ----------------------------------------------------------------------------------
         Net operating revenue                                 $ 8,280             $ 7,206
         Net income                                              1,118               1,178
         Net income available to common stockholders             1,118               1,178
         Earnings per common share - basic                         .07                0.07
         Earnings per common share - diluted                       .06                0.06


----------------------------------------------------------------------------
                                                                     Page 40

                                                      SIBONEY CORPORATION
-------------------------------------------------------------------------------------------------------------------------------
                                         SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                      FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                              ADDITIONS           DEDUCTIONS
                                                                            ------------      ---------------
                                                           BALANCE AT        CHARGED TO          CHARGES FOR        BALANCE AT
                                                            BEGINNING         COSTS AND        WHICH RESERVE               END
DESCRIPTION                                                 OF PERIOD          EXPENSES          WAS CREATED         OF PERIOD
-------------------------------------------------------------------------------------------------------------------------------
Reserves deducted in the balance sheet from
  the assets to which they apply:
    Accounts receivable allowance
      for doubtful accounts
        1999                                               $   10,467           $ 6,904           $  (4,514)        $   12,857
        2000                                                   12,857            14,632              (9,466)            18,023
        2001                                                   18,023            47,220             (13,393)            51,850
    Inventory valuation account
        1999                                                   39,068             3,920                  --             42,988
        2000                                                   42,988                --             (23,662)            19,322
        2001                                                   19,322                --              (4,050)            15,272
    Deferred tax asset valuation
        1999                                                1,801,500                --            (278,500)         1,523,000
        2000                                                1,523,000                --            (647,000)           876,000
        2001                                                  876,000                --            (876,000)                --
Investments in natural resources allowance
  for depreciation and cost depletion of
  natural resources
        1999                                                  145,821                --                  --            145,821
        2000                                                  145,821                --                  --            145,821
        2001                                                  145,821                --                  --            145,821


----------------------------------------------------------------------------
                                                                     Page 41

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                      SIBONEY CORPORATION
                                                      -------------------
                                                          (Registrant)


Date:  March 26, 2002                      BY:  /s/  Timothy J. Tegeler
      -----------------------------             -------------------------------
                                                Timothy J. Tegeler
                                                Chief Executive and
                                                Financial Officer and
                                                Principal Accounting Officer


Date:  March 26, 2002                      BY:  /s/  Timothy J. Tegeler
      -----------------------------             -------------------------------
                                                Timothy J. Tegeler, Director


Date:                                      BY:
      -----------------------------             -------------------------------
                                                Thomas G. Keeton, Director


Date:  March 26, 2002                      BY:  /s/  Rebecca M. Braddock
      -----------------------------             -------------------------------
                                                Rebecca M. Braddock, Director


Date:  March 26, 2002                      BY:  /s/  Alan G. Johnson
      -----------------------------             -------------------------------
                                                Alan G. Johnson, Director


Date:  March 26, 2002                      BY:  /s/ Ernest R. Marx
      -----------------------------             -------------------------------
                                                Ernest R. Marx, Director


Date:  March 26, 2002                      BY:  /s/ Lewis B. Shepley
      -----------------------------             -------------------------------
                                                Lewis B. Shepley, Director


----------------------------------------------------------------------------
                                                                     Page 42

                                EXHIBIT INDEX
----------------------------------------------------------------------------




EXHIBIT NO.                            DESCRIPTION


  3(a)           Amended and Restated Articles of Incorporation, filed as
                 Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (the "1986 10-K") and incorporated herein by this reference.

  3(b) Bylaws, filed as Exhibit 3(b) to the 1986 10-K and incorporated herein by this reference.

  10(a) Line of Credit Note, as amended, between the Company and Southwest Bank of St. Louis dated June 12, 1997, filed as
                 Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K") and incorporated herein by this reference.

  10(b) Software Distribution and License Agreement between the Company and Merit Audio Visual, Inc. dated September 4, 1996, filed as Exhibit 10(c) to the 1997 10-K and incorporated herein by this reference.

  10(c) Software License Agreement between the Company and Nectar Foundation dated May 8, 1998 and Amendment to Software License Agreement dated September 8, 1999, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference.

  10(d) Siboney Corporation 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated September 9, 1997 and incorporated herein by this reference.*

  21             Subsidiaries of the Company, filed herewith.

  23 Consent of Rubin, Brown, Gornstein & Co. LLP, Independent Auditors, filed herewith.



----------------
* Management contract or compensatory plan


----------------------------------------------------------------------------
                                                                     Page 43