Form 10-Q
period 2002-03-31
SIBONEY CORP
filed 2002-05-14
CIK 90057

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



                       Commission file number: 1-3952
                                              --------

                             SIBONEY CORPORATION
           (Exact name of registrant as specified in its charter)

             MARYLAND                                     73-0629975
 (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
 incorporation or organization)

           325 NORTH KIRKWOOD ROAD, SUITE 300, ST. LOUIS, MO 63122
                  (Address of principal executive offices)
                                 (Zip Code)

                                314-822-3163
            (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Title of class of             Number of shares outstanding
           common stock                as of the date of this report
         -----------------             -----------------------------

     COMMON STOCK, PAR VALUE                   16,781,704
       $.10 PER SHARE

                                    INDEX
                                    -----


PART I    FINANCIAL INFORMATION
------    ---------------------

  ITEM 1.  FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet, March 31,
             2002 and December 31, 2001                                         3

          Condensed Consolidated Statement of Operations,
             Three Months Ended March 31, 2002 and March 31, 2001               4

          Condensed Consolidated Statement of Cash Flows, Three
             Months Ended March 31, 2002 and March 31, 2001                     5

          Notes to Condensed Consolidated Financial Statements                  6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       8

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                             11
            ABOUT MARKET RISK

PART II   OTHER INFORMATION
-------   -----------------

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     11

SIGNATURES                                                                      12
----------

                                     PART I - FINANCIAL INFORMATION
                                     ------------------------------
ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------
                               CONDENSED CONSOLIDATED BALANCE SHEET
                               ------------------------------------
                                                 ASSETS
                                                 ------
                                                                                            DECEMBER 31,
                                                                    MARCH 31,                2001 (SEE
                                                                      2002                  NOTE BELOW)
                                                                  -----------               ------------
CURRENT ASSETS
--------------
 Cash                                                             $   360,597               $    378,234
 Accounts receivable                                                1,322,973                  1,342,262
 Inventories                                                          307,557                    285,777
 Prepaid expenses                                                     127,433                    159,159
 Deferred tax asset                                                   480,000                    480,000
                                                                  -----------               ------------
     TOTAL CURRENT ASSETS                                           2,598,560                  2,645,432
     --------------------

PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION OF
----------------------
$648,081 AT MARCH 31, 2002 AND $613,784 AT DECEMBER 31, 2001)         316,778                    324,581

OTHER ASSETS (NOTE 3)                                               2,596,761                  2,466,234
---------------------                                             -----------               ------------
                                                                  $ 5,512,099               $  5,436,247
                                                                  ===========               ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
CURRENT LIABILITIES
-------------------
 Current portion of long-term debt                                $   395,867               $    391,572
 Line of credit                                                       260,000                         --
 Current portion of capitalized lease obligation                        9,212                      9,889
 Accounts payable                                                     185,901                    221,921
 Accrued expenses                                                     383,881                    493,912
                                                                  -----------               ------------
     TOTAL CURRENT LIABILITIES                                      1,234,861                  1,117,294
     -------------------------                                    -----------               ------------

LONG-TERM LIABILITIES
---------------------
 Long-term debt                                                       417,754                    509,786
 Capitalized lease obligation                                              --                      1,724
 Deferred tax liability                                                72,200                     72,200
                                                                  -----------               ------------
     TOTAL LONG-TERM LIABILITIES                                      489,954                    583,710
     ---------------------------                                  -----------               ------------

STOCKHOLDERS' EQUITY
--------------------
 Common stock:
  Authorized 20,000,000 shares at $0.10 par
    value; issued and outstanding 16,781,704 at
    3/31/02 and 16,744,024 at 12/31/01                              1,678,171                  1,674,403
 Additional paid-in capital                                            18,108                     14,896
 Retained earnings                                                  2,091,005                  2,045,944
                                                                  -----------               ------------
    TOTAL STOCKHOLDERS' EQUITY                                      3,787,284                  3,735,243
    --------------------------                                    -----------               ------------

                                                                  $ 5,512,099               $  5,436,247
                                                                  ===========               ============

NOTE: The balance sheet at December 31, 2001 has been taken from the audited financial statements at that date and condensed. See accompanying notes to unaudited condensed consolidated financial statements.

                            SIBONEY CORPORATION AND SUBSIDIARIES
                            ------------------------------------

                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       ----------------------------------------------



                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                          ----------------------------------
                                                             2002                    2001
                                                             ----                    ----
REVENUES                                                  $1,868,230               2,001,300

COST OF PRODUCT SALES                                        432,221                 298,311

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                  1,385,159               1,204,921
                                                          ----------              ----------

INCOME FROM OPERATIONS                                        50,850                 498,068
                                                          ----------              ----------

OTHER INCOME (EXPENSE)
 Interest Expense                                             (6,760)                (21,629)
 Miscellaneous                                                   971                     259
                                                          ----------              ----------
TOTAL OTHER EXPENSE                                           (5,789)                (21,370)
                                                          ----------              ----------

NET INCOME                                                $   45,061              $  476,698
                                                          ==========              ==========

EARNINGS PER COMMON SHARE - BASIC                         $      .00              $      .03
                                                          ==========              ==========

EARNINGS PER COMMON SHARE - DILUTED                       $      .00              $      .03
                                                          ==========              ==========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC                              16,768,150              16,665,011
                                                          ==========              ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - DILUTED                            17,239,362              17,171,322
                                                          ==========              ==========








See accompanying notes to unaudited condensed consolidated financial statements.

                                      SIBONEY CORPORATION AND SUBSIDIARIES
                                      ------------------------------------

                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ----------------------------------------------

                              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              --------------------------------------------------

                                                                                     2002                2001
                                                                                     ----                ----
CASH FLOWS FROM OPERATIONS
--------------------------
  Net income                                                                      $  45,061           $ 476,698
  Adjustments to reconcile net income to net cash
    provided by continuing operations:
     Depreciation                                                                    34,297              29,949
     Amortization                                                                   133,071              93,727
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable                                    19,289            (383,512)
       Increase in inventories                                                      (21,780)            (41,647)
       Increase in prepaid expenses & deposits                                      (15,594)            (92,324)
       Increase (decrease) in accounts payable
         and accrued expenses                                                      (146,051)            128,989
                                                                                  ---------           ---------

NET CASH PROVIDED BY OPERATIONS                                                      48,293             211,880
-------------------------------                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Payments for equipment                                                            (26,494)            (76,604)
  Payments for capitalized software development cost                               (185,876)            (69,445)
  Payments for assets of unrelated entity                                           (30,402)           (581,893)
                                                                                  ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                              (242,772)           (727,942)
-------------------------------------                                             ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of common stock                                              6,980               1,600
  Line of credit borrowing                                                          260,000             325,000
  Payments on capital leases                                                         (2,401)             (5,823)
  Principal payments on long-term debt                                              (87,737)            (43,374)
                                                                                  ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           176,842             277,403
-----------------------------------------                                         ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (17,637)           (238,659)
-----------------------------------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     378,234             626,554
-----------------------------------------------                                   ---------           ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $ 360,597           $ 387,895
-----------------------------------------                                         =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

  Interest paid                                                                   $   7,808           $  23,398
                                                                                  ---------           ---------





See accompanying notes to unaudited condensed consolidated financial statements.

                    SIBONEY CORPORATION AND SUBSIDIARIES
                    ------------------------------------

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------------------

                          MARCH 31, 2002 AND 2001
                          -----------------------


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------

    The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statement of operations for the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 2002 and for all periods have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

    Accounting Changes

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

    Net income and income per share for the three months ended March 31, 2001 adjusted to exclude amortization expense is as follows:

                                                                           FOR THE THREE MONTHS
                                                                           --------------------

                                                                           ENDED MARCH 31, 2001
                                                                           --------------------
NET INCOME:

Net income as reported                                                           $ 476,698

Goodwill amortization                                                               35,220
                                                                                 ---------

Adjusted net income                                                              $ 511,918

BASIC AND DILUTED INCOME PER SHARE:

Net income per share, basic and diluted, as reported                             $    0.03

Goodwill amortization                                                                 0.00
                                                                                 ---------

Adjusted net income per share, basic and diluted                                 $    0.03

2.   INVENTORIES
     -----------

    Inventories consist of the following:

                                             March 31, 2002             December 31, 2001
                                             --------------             -----------------
Raw materials                                   $219,272                    $196,512

Finished goods                                    88,285                      89,265
                                                --------                    --------

                                                $307,557                    $285,777
                                                ========                    ========


3.   OTHER ASSETS
     ------------

Other assets consist of:

                                         March 31, 2002         December 31, 2001
                                         --------------         -----------------

Software development costs                 $1,850,996              $1,665,120
Goodwill                                    1,186,616               1,156,214
Covenants not to compete                      300,000                 300,000
Deposits                                       51,443                   4,123
                                           ----------              ----------
                                            3,389,055               3,125,457
Less: Accumulated Amortization                792,294                 659,223
                                           ----------              ----------
                                           $2,596,761              $2,466,234
                                           ==========              ==========


The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years. Amortization expense charged against earnings amounted to $89,944 for the three months ended March 31, 2002.

Goodwill represents the purchase price of the acquired company's assets in excess of the fair value of those net assets at the date of acquisition and, prior to January 1, 2002, was being amortized on a straight-line basis over five years.

Covenants not to compete are being amortized on a straight-line basis over two years, which is the life of the covenant agreements. Amortization of these covenants charged to operations during the first quarter of 2002 was $37,500.

                    SIBONEY CORPORATION AND SUBSIDIARIES
                    ------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

OVERVIEW

The Company's principal subsidiary, Siboney Learning Group, Inc. ("SLG"), publishes and distributes educational software, primarily for schools. The Company has 54 full-time employees.

The Company has served the educational market for more than 35 years. Since 1986, the Company's main business has been publishing educational software in reading, language arts, math, science and English as a Second Language for students and teachers in levels kindergarten through adult. The Company is best known for its software which motivates students to master key skills correlated to state and national objectives and which keeps track of student progress for teachers to review.

The Company's growing portfolio of products now includes more than 170 active titles that focus on teaching basic skills and new concepts while meeting the different learning needs of all students through time-on-task instruction. Popular titles include Math Concepts, Phonics Mastery, Reading Concepts, Touchdown Math, Diascriptive Reading and Process Writing.

Siboney Learning Group currently offers five distinct product categories which are developed, marketed and supported by the same core team: GAMCO Educational Software; Orchard Teacher's Choice Software; Teacher Support Software; Educational Activities Software; and Journey. These products allow the Company to offer a comprehensive product selection to schools and adult education centers at a variety of budget levels.

GAMCO Educational Software ("GAMCO"), the Company's original product, provides schools single titles and series which the Company believes are highly motivating. GAMCO products are sold through the major national and regional school software dealers, the Company's inside sales force and its direct catalog and promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.

In 1996, the Company launched Orchard Teacher's Choice Software ("Orchard"). Orchard offers schools and school districts a comprehensive curriculum-based solution with universal management and assessment. Orchard is sold through a network of dealers and direct and independent representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. Orchard includes universal management which tracks student progress across all programs, as well as pre- and post-test assessment that identifies problem areas and measures instructional gain. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company believes that its new Orchard For Your State ("OFYS") versions will help maintain Orchards consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states provided in the recently passed No Child Left Behind Act of 2001. Orchard For Your State offers

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

schools and school districts state-specific version of Orchard that are directly correlated to each state's educational standards. The No Child Left Behind Act of 2001 will require all students in grades three to eight in all state to take important tests based upon each state's standards. Orchard For Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instruction. The Company has recently released 11 state-specific versions of OFYS and is planning to release 20 additional versions during 2002.

In July 2000, the Company purchased the software assets of Teacher Support Software ("TSS"). TSS is a 20 year old software publisher best known for its popular tools for teachers, including Worksheet Magic, and its effective and comprehensive reading programs, including WordWorks. TSS products are sold through all of the Company's sales channels as single-title solutions and as part of comprehensive Orchard solutions. The Company has actively upgraded older TSS products to be compatible with the computers and networks found in schools today.

In January 2001, the Company purchased the stock of Activity Records, Inc. and in so doing acquired Educational Activities, Inc.'s software products which are now called Educational Activities Software ("EAS"). EAS has been a leading publisher of software for the middle-school to adult learner market for over 20 years. Best known for its Diascriptive(R) Reading series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is the Company's primary product offering for the adult learning market and allows the Company to achieve incremental sales growth in a growing market for instruction in basic skills for adults. In addition, the Company sells selected EAS titles to its K-12 school customers and plans to release a new comprehensive solution with universal management called Real Achievement based upon EAS titles and appropriate titles from the Company's portfolio of other software.

In May 2001, the Company purchased the publishing assets of The Denali Project, L.L.C. ("Denali") based in Lansing, Michigan. This development team, now known as Siboney Learning Group Lansing, had developed a comprehensive and structured instructional software program in reading and math for grades three through eight. Their original product had never been actively marketed to schools. The Company has invested considerable time and resources into upgrading this product, now called Journey, which is being sold through the same channels that currently sell Orchard. The Company believes that Journey will be an attractive complementary product for Orchard due to its structure and sequencing of content, as well as the Company's first web-enabled product for K-12 school customers, when it is launched to meet demand for web-based delivery of instructional software.

The Company has also generated sales of select products through a direct-to-the-home marketer of educational software. This alliance allows the Company to reach families in their homes without relying on expensive retail distribution.

The Company also has certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and several other subsidiaries. These interests presently are not material to the Company's results of operations or financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

Total revenues decreased 6.7% or $133,070 during the three-month period ended March 31, 2002 compared to the first quarter of 2001, reflecting lower sales at Siboney Learning Group and lower royalties at Siboney Coal Company. During the first quarter of 2002, there was no mining activity on property owned by Siboney Coal Company and therefore the Company received no royalty payments during the quarter compared to $92,263 received during the first quarter of 2001. Lower sales at Siboney Learning Group resulted from the economic slowdown and its impact on state-level funding for schools causing many school customers to delay their purchase of instructional software. In addition, the Company experienced exceptional sales growth of 100% during the first quarter of 2001 attributable to several large Orchard orders. The Company normally receives larger orders later in the year.

Cost of product sales increased 44.9% or $133,910 during the first quarter of 2002 compared to the previous year's quarter. This increase reflected greater royalty expenses from sales of licensed products and increased amortization of development expenses. As a result, cost of product sales as a percentage of revenue increased from 14.9% for the first quarter of 2001 to 23.1% for the first quarter in 2002.

Selling, general and administrative expenses increased 15% or $180,238 during the quarter ended March 31, 2002 compared to the first quarter of 2001, primarily due to higher salary, commission and other compensation-related expenses. The Company has increased staffing in both its sales department and product development group. In addition, additional support staff was hired to market and support its growing number of products.

Interest expense, net of interest income, decreased 41% or $8,869 during the quarter ended March 31, 2002 compared to the first quarter of 2001. This decrease is primarily the result of an overall decline in the weighted average outstanding debt balances during the quarter and a shift in debt balances from higher interest to lower interest obligations.

The Company's net income for the first quarter of 2002, primarily for the reasons above, was $45,061, a decrease of 90.6% or $431,637 compared to net income of $476,698 for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in November 2002, provides for maximum borrowings of $1.0 million and is secured by the Company's accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of March 31, 2002, the Company reported a net worth of $3.8 million and a balance due of $260,000 under the Company's line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

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

                                     ***

This report contains "forward-looking statements" as that term is defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any forward-looking statements are necessarily subject to significant uncertainties and risks. When used in this Report, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                         PART II - OTHER INFORMATION
                         ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a) Exhibits: None.

(b) Reports on Form 8-K: A Report on Form 8-K was filed by the Registrant on March 26, 2002 announcing the release of the Company's audited financial results for 2001.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SIBONEY CORPORATION



Date: May 10, 2002                  By:     /s/ Timothy J. Tegeler
                                            ---------------------------
                                            Timothy J. Tegeler
                                            Chief Executive Officer and
                                            Chief Financial Officer