Form 10-Q
period 2002-06-30
SIBONEY CORP
filed 2002-07-26
CIK 90057

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                       Commission file number: 1-3952
                                               ------

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

         Title of class of             Number of shares outstanding
           common stock                as of the date of this report
         -----------------             -----------------------------

      COMMON STOCK, PAR VALUE                   16,782,704
        $.10 PER SHARE

                                    INDEX
                                    -----


PART I  FINANCIAL INFORMATION
------  ---------------------

  ITEM 1.  FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheet, June 30,
          2002 and December 31, 2001                                      3

        Condensed Consolidated Statement of Operations,
          Three Months and Six Months Ended June 30, 2002
          and June 30, 2001                                               4

        Condensed Consolidated Statement of Cash Flows, Six
          Months Ended June 30, 2002 and June 30, 2001                    5

        Notes to Condensed Consolidated Financial Statements              6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                          12

PART II  OTHER INFORMATION
-------  -----------------

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                                    13

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURES                                                               14
----------

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                                  ASSETS
                                                  ------
                                                                                             DECEMBER 31,
                                                                    JUNE 30,                  2001 (SEE
                                                                      2002                   NOTE BELOW)
                                                                  -----------                ------------
CURRENT ASSETS
--------------
 Cash                                                             $   626,917                $   378,234
 Accounts receivable                                                1,729,196                  1,342,262
 Inventories                                                          361,351                    285,777
 Prepaid expenses                                                     102,232                    159,159
 Deferred tax asset                                                   343,400                    480,000
                                                                  -----------                -----------
   TOTAL CURRENT ASSETS                                             3,163,096                  2,645,432
   --------------------

PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION OF
----------------------
$683,848 AT JUNE 30, 2002 AND $613,784 AT DECEMBER 31, 2001)          324,102                    324,581

OTHER ASSETS (NOTE 3)                                               2,604,398                  2,466,234
---------------------                                             -----------                -----------
                                                                  $ 6,091,596                $ 5,436,247
                                                                  ===========                ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------
CURRENT LIABILITIES
-------------------
 Current portion of long-term debt                                $   353,868                $   391,572
 Line of credit                                                        50,000                         --
 Current portion of capitalized lease obligation                        6,765                      9,889
 Accounts payable                                                     122,114                    221,921
 Accrued expenses                                                     643,312                    493,912
                                                                  -----------                -----------
   TOTAL CURRENT LIABILITIES                                        1,176,059                  1,117,294
   -------------------------                                      -----------                -----------

LONG-TERM LIABILITIES
---------------------
 Long-term debt                                                       330,059                    509,786
 Capitalized lease obligation                                              --                      1,724
 Deferred tax liability                                               306,600                     72,200
                                                                  -----------                -----------
    TOTAL LONG-TERM LIABILITIES                                       636,659                    583,710
    ---------------------------                                   -----------                -----------

STOCKHOLDERS' EQUITY
--------------------
 Common stock:
  Authorized 100,000,000 shares (20,000,000 at
    December 31, 2001) at $0.10 par value; issued
    and outstanding 16,782,704 at 6/30/02 and
    16,744,024 at 12/31/01                                          1,678,271                  1,674,403
 Additional paid-in capital                                            18,523                     14,896
 Retained earnings                                                  2,582,084                  2,045,944
                                                                  -----------                -----------
   TOTAL STOCKHOLDERS' EQUITY                                       4,278,878                  3,735,243
   --------------------------                                     -----------                -----------

                                                                  $ 6,091,596                $ 5,436,247
                                                                  ===========                ===========

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


                                          SIBONEY CORPORATION AND SUBSIDIARIES
                                          ------------------------------------

                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    ----------------------------------------------

                                                        SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                            JUNE 30,                                JUNE 30,
                                               ------------------------------------------------------------------------
                                                   2002                 2001                2002                2001
                                                   ----                 ----                ----                ----

REVENUES                                       $ 4,941,821          $ 4,419,732          $3,073,591          $2,418,432

COST OF PRODUCT SALES                            1,066,698              610,682             634,477             312,371

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                         2,940,897            2,491,907           1,555,738           1,286,986
                                               -----------          -----------          ----------          ----------

INCOME FROM OPERATIONS                             934,226            1,317,143             883,376             819,075
                                               -----------          -----------          ----------          ----------

OTHER INCOME (EXPENSE)
 Interest Expense                                  (28,690)             (51,717)            (21,930)            (30,088)
 Miscellaneous                                       1,604                2,260                 633               2,001
                                               -----------          -----------          ----------          ----------
TOTAL OTHER EXPENSE                                (27,086)             (49,457)            (21,297)            (28,087)
                                               -----------          -----------          ----------          ----------

PROVISION FOR INCOME TAXES                         371,000                   --             371,000                  --
                                               -----------          -----------          ----------          ----------

NET INCOME                                     $   536,140          $ 1,267,686          $  491,079          $  790,988
                                               ===========          ===========          ==========          ==========

EARNINGS PER COMMON SHARE - BASIC                    $0.03                $0.08               $0.03               $0.05
                                                     =====                =====               =====               =====
EARNINGS PER COMMON SHARE - DILUTED                  $0.03                $0.07               $0.03               $0.05
                                                     =====                =====               =====               =====
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC                            16,775,717           16,670,850          16,782,671          16,676,514
                                               ===========          ===========          ==========          ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - DILUTED                          17,495,827           17,234,939          17,467,924          17,280,942
                                               ===========          ===========          ==========          ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                                      SIBONEY CORPORATION AND SUBSIDIARIES
                                      ------------------------------------

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  ----------------------------------------------

                                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  -----------------------------------------------

                                                                                    2002                2001
                                                                                    ----                ----
CASH FLOWS FROM OPERATIONS
--------------------------
  Net income                                                                     $ 536,140          $ 1,267,686
  Adjustments to reconcile net income to net cash
    provided by continuing operations:
      Depreciation                                                                  70,064               61,956
      Amortization                                                                 280,410              207,548
      Deferred income tax                                                          371,000                   --
      Change in assets and liabilities:
        Increase in accounts receivable                                           (386,934)            (883,930)
        Increase in inventories                                                    (75,574)             (64,189)
        (Increase) decrease in prepaid expenses & deposits                           9,608              (14,555)
        Increase (decrease) in accounts payable
          and accrued expenses                                                      49,593               (3,937)
                                                                                 ---------          -----------
NET CASH PROVIDED BY OPERATIONS                                                    854,307              570,579
-------------------------------                                                  ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Payments for equipment                                                           (69,585)            (101,733)
  Payments for capitalized software development cost                              (340,853)            (202,056)
  Payments for assets of unrelated entity                                          (30,402)          (1,136,799)
                                                                                 ---------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                             (440,840)          (1,440,588)
-------------------------------------                                            ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of common stock                                             7,495                4,478
  Proceeds from long-term debt                                                          --              725,000
  Line of credit borrowing                                                          50,000                   --
  Payments on capital leases                                                        (4,848)             (11,749)
  Principal payments on long-term debt                                            (217,431)            (110,907)
                                                                                 ---------          -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (164,784)             606,822
---------------------------------------------------                              ---------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               248,683             (263,187)
----------------------------------------------------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    378,234              626,554
-----------------------------------------------                                  ---------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 626,917          $   363,367
-----------------------------------------                                        =========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
  Interest paid                                                                  $  22,892          $    55,123
                                                                                 ---------          -----------


See accompanying notes to unaudited condensed consolidated financial statements.

                    SIBONEY CORPORATION AND SUBSIDIARIES
                    ------------------------------------

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       --------------------------------------------------------------

                           JUNE 30, 2002 AND 2001
                           ----------------------

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------

    The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statement of operations for the six-month and the three-month periods ended June 30, 2002 and 2001 and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 2002 and for all periods reported have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

    Accounting Changes

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

    Net income and income per share for the six months and three months ended June 30, 2001 adjusted to exclude amortization expense was as follows:

                                                                      SIX MONTHS                       THREE MONTHS
                                                                      ----------                       ------------

                                                                  ENDED JUNE 30, 2001               ENDED JUNE 30, 2001
                                                                  -------------------               -------------------
NET INCOME:

Net income as reported                                                $1,267,686                         $790,988

Goodwill amortization                                                     86,864                           51,644
                                                                      ----------                         --------

Adjusted net income                                                   $1,354,550                         $842,632

BASIC AND DILUTED INCOME PER SHARE:

Net income per share, basic, as reported                              $     0.08                         $   0.05
Net income per share, diluted, as reported                            $     0.07                         $   0.05
Goodwill amortization, basic and diluted                              $     0.01                         $   0.00

Adjusted net income per share, basic                                  $     0.09                         $   0.05
Adjusted net income per share, diluted                                $     0.08                         $   0.05

2.  INVENTORIES
    -----------

    Inventories consist of the following:

                                                 JUNE 30, 2002                       DECEMBER 31, 2001
                                                 -------------                       -----------------
    Raw materials                                   $252,438                             $ 196,512

    Finished goods                                   108,913                                89,265
                                                    --------                             ---------

                                                    $361,351                             $ 285,777
                                                    ========                             =========


3.  OTHER ASSETS
    ------------

    Other assets consist of:

                                                  JUNE 30, 2002    DECEMBER 31, 2001
                                                  -------------    -----------------

    Software development costs                      $2,005,973        $1,665,120
    Goodwill                                         1,186,616         1,156,214
    Covenants not to compete                           300,000           300,000
    Deposits                                            51,442             4,123
                                                    ----------        ----------
                                                     3,544,031         3,125,457
    Less: Accumulated Amortization                     939,633           659,223
                                                    ----------        ----------
                                                    $2,604,398        $2,466,234
                                                    ==========        ==========

    The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years.

    Goodwill represents the purchase price of an acquired company's assets in excess of the fair value of those net assets at the date of acquisition and, prior to January 1, 2002, was being amortized on a straight-line basis over five years.

    Covenants not to compete are being amortized on a straight-line basis over two years, which is the life of the covenant agreements.

    Amortization expense charged against earnings amounted to:


                                          SIX MONTHS ENDED               THREE MONTHS ENDED
                                              JUNE 30,                        JUNE 30,
                                      -----------------------          -----------------------
                                        2002           2001              2002          2001
                                        ----           ----              ----          ----
Software development costs            $205,409       $ 66,517          $115,465       $ 33,010

Goodwill                                    --         86,864                --         51,644

Covenants not to compete                75,001         54,167            37,501         29,167
                                      --------       --------          --------       --------

                                      $280,410       $207,548          $152,966       $113,821
                                      ========       ========          ========       ========

                    SIBONEY CORPORATION AND SUBSIDIARIES
                    ------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

OVERVIEW

The Company's principal subsidiary, Siboney Learning Group, Inc. ("SLG"), publishes and distributes educational software, primarily for schools. The Company has 57 full-time employees.

The Company has served the educational market for more than 35 years. Since 1986, the Company's main business has been publishing educational software in reading, language arts, math, science and English as a Second Language for students and teachers in levels kindergarten through adult. The Company is best known for its software which is designed to motivate students to master key skills and keep track of student progress for teachers to review.

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

GAMCO Educational Software ("GAMCO"), the Company's original product, provides schools with single titles and series which the Company believes are highly motivating. GAMCO products are sold through the major national and regional school software dealers, the Company's inside sales force and its direct catalog and promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.

In 1996, the Company launched Orchard Teacher's Choice Software ("Orchard"). Orchard offers schools and school districts a comprehensive curriculum-based solution with universal management and assessment. Orchard is sold through a network of dealers and direct and independent representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. Orchard includes universal management which tracks student progress across all programs, as well as pre- and post-test assessment that identifies problem areas and measures instructional gain. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company believes that its new Orchard For Your State ("OFYS") versions will help maintain Orchard's consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states provided in the recently passed No Child Left Behind Act of 2001. Orchard For Your State offers schools and school districts state-specific versions of Orchard that are directly correlated to each state's educational standards. The No Child

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Left Behind Act of 2001 will require all students in grades three to eight in all states to take important tests based upon each state's standards. Orchard For Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instruction. The Company has recently released 18 state-specific versions of OFYS and is planning to release 12 additional versions during the remainder of 2002.

In July 2000, the Company purchased the software assets of Teacher Support Software ("TSS"). TSS is a 20-year-old software publisher best known for its popular tools for teachers, including Worksheet Magic, and its effective and comprehensive reading programs, including WordWorks. TSS products are sold through all of the Company's sales channels as single-title solutions and as part of comprehensive Orchard solutions. The Company has actively upgraded older TSS products to be compatible with the computers and networks found in schools today.

In January 2001, the Company purchased the stock of Activity Records, Inc. and in so doing acquired Educational Activities, Inc.'s software products which are now called Educational Activities Software ("EAS"). EAS has been a leading publisher of software for the middle-school to adult learner market for over 20 years. Best known for its Diascriptive(R) Reading series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is the Company's primary product offering for the adult learning market and allows the Company to achieve incremental sales growth in a growing market for instruction in basic skills for adults. In addition, the Company sells selected EAS titles to its K-12 school customers and has released a new comprehensive solution with universal management called Real Achievement based upon EAS titles and appropriate titles from the Company's portfolio of other software.

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

The Company also has generated sales of select products through a direct-to-the-home marketer of educational software. This alliance allows the Company to reach families in their homes without relying on expensive retail distribution.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

Total revenues increased 27.1% or $655,159 during the three-month period ended June 30, 2002 compared to the second quarter of 2001, reflecting higher sales at Siboney Learning Group. Sales of the Company's Orchard Teacher's Choice Software increased 80% during the second quarter compared to the second quarter of 2001. The Company believes that Orchard's market success has been attributable to its comprehensive offering of 140 titles and curriculum bundles which combine state-correlated assessment with targeted and effective instruction, delivered at costs which compare favorably to other integrated learning systems. In addition, Orchard sales increased as a result of the release of 18 state-specific versions of Orchard For Your
State ("OFYS"). An additional 12 versions are expected to be released during the remainder of 2002.

Cost of product sales increased 103.1% or $322,106 during the second quarter of 2002 compared to the second quarter of the previous year. This increase reflected greater royalty expenses from sales of licensed products and increased amortization of development expenses. As a result, cost of product sales as a percentage of revenue increased from 12.9% for the second quarter of 2001 to 20.6% for the second quarter of 2002.

Selling, general and administrative expenses increased 20.9% or $268,752 during the quarter ended June 30, 2002 compared to the second quarter of 2001, primarily due to higher selling related expenses and higher salary, commission and other compensation-related expenses. The Company has increased staffing in both its sales department and product development group. In addition, more support staff was hired to market and support its growing number of products.

Interest expense, net of interest income, decreased 27.8% or $8,833 during the quarter ended June 30, 2002 compared to the second quarter of 2001. This decrease was primarily the result of an overall decline in the average outstanding debt balances during the quarter and a shift in debt balances from higher interest to lower interest obligations.

The provision for income taxes of $371,000 recognized in the second quarter of 2002 represented the Company's current realization of its net deferred tax asset which relates primarily to the carryforward of net operating losses incurred in prior years. The Company expects its available net operating loss carryforwards will be sufficient to offset any obligation to pay federal income taxes through 2002. The Company did not report a provision for income taxes in 2001 as its utilization of the prior years' net operating losses in those periods was offset by a reduction in the deferred tax asset valuation allowance.

The Company's net income for the second quarter of 2002, primarily for the reasons above, was $491,079, a decrease of 37.9% or $299,909 compared to net income of $790,988 for the second quarter of 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

Total revenues increased 11.8% or $522,089 during the six-month period ended June 30, 2002 compared to the corresponding period of 2001, reflecting higher sales at Siboney Learning Group. Sales of the Company's Orchard Teacher's Choice Software increased 58% during the six-month period compared to the corresponding period of 2001. The Company believes that Orchard's market success has been attributable to its comprehensive offering of 140 titles and curriculum bundles which combine state-correlated assessment with targeted and effective instruction, delivered at costs which compare favorably to other integrated learning systems. In addition, Orchard sales increased as a result of the release of 18 state-specific versions of Orchard For Your State ("OFYS"). An additional 12 versions are expected to be released during the remainder of 2002.

During the six-month period ended June 30, 2002, there was no mining activity on property owned by Siboney Coal Company and, therefore, the Company received no royalty payments during the period compared to $96,330 received during the corresponding period of 2001.

Cost of product sales increased 74.7% or $456,016 during the six-month period of 2002 compared to the first six months of 2001. This increase reflected greater royalty expenses from sales of licensed products and increased amortization of development expenses. As a result, cost of product sales as a percentage of revenue increased from 13.8% for the first half of 2001 to 21.6% for the corresponding period of 2002.

Selling, general and administrative expenses increased 18% or $448,990 during the six-month period ended June 30, 2002 compared to the corresponding period of 2001, primarily due to higher selling related expenses and higher salary, commission and other compensation-related expenses. The Company has increased staffing in both its sales department and product development group. In addition, more support staff was hired to market and support its growing number of products.

Interest expense, net of interest income, decreased 44.3% or $24,423 during the period ended June 30, 2002 compared to the first six months of 2001. This decrease was primarily the result of an overall decline in the average outstanding debt balances during the period and a shift in debt balances from higher interest to lower interest obligations.

The provision for income taxes of $371,000 recognized in the second half of 2002 represented the Company's current realization of its net deferred tax asset which relates primarily to the carryforward of net operating losses incurred in prior years. The Company expects its available net operating loss carryforwards will be sufficient to offset any obligation to pay federal income taxes through 2002. The Company did not report a provision for income taxes in 2001 as its utilization of the prior years' net operating losses in those periods was offset by a reduction in the deferred tax asset valuation allowance.

The Company's net income for the six months ended June 30, 2002, primarily for the reasons above, was $536,140, a decrease of 57.7% or $731,546 compared to net income of $1,267,686 for the corresponding period of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in November 2002, provides for maximum borrowings of $1.0 million and is secured by the Company's accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of June 30, 2002, the Company reported a net worth of $4.3 million and a balance due of $50,000 under the Company's line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

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



                                  ***

This report contains "forward-looking statements" as that term is defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any forward-looking statements are necessarily subject to significant uncertainties and risks. When used in this Report, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The Company's annual meeting of stockholders was held on May 16, 2002. At the annual meeting, shareholders of the Company voted to (a) elect five directors, (b) approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of stock from 21,366,694 to 101,366,694 and to increase the authorized number of shares of common stock from 20,000,000 to 100,000,000 and (c) approve an amendment to the Siboney Corporation 1997 Incentive Stock Option Plan to increase the number of shares available for grants of options.

With respect to the election of directors, the following votes were cast:

      Nominee                          Votes in favor              Votes withheld              Broker non-votes
      -------                          --------------              --------------              ----------------

Rebecca M. Braddock                      10,584,518                    66,137                      2,148,318
Alan G. Johnson                          10,588,985                    66,870                      2,148,318
Ernest R. Marx                           10,584,318                    66,537                      2,148,318
Lewis B. Shepley                         10,589,485                    66,370                      2,148,318
Timothy J. Tegeler                       10,584,368                    66,487                      2,148,318

Directors are elected by a plurality of the votes cast at the meeting. This means that the individuals who receive the largest number of votes are elected as directors up to the maximum number of directors to be chosen at the meeting. There were no nominees for director other than management's nominees identified above. Accordingly, each such nominee received a plurality of the votes cast and, therefore, was elected.

With respect to the amendment to the Company's Amended and Restated Articles of Incorporation, the following votes were cast:

        Votes in favor                 Votes against                 Abstentions               Broker non-votes
        --------------                 -------------                 -----------               ----------------
          10,639,324                      527,250                      137,552                     2,148,318


With respect to the amendment to the Siboney Corporation 1997 Incentive Stock Option Plan, the following votes were cast:

        Votes in favor                 Votes against                 Abstentions               Broker non-votes
        --------------                 -------------                 -----------               ----------------
          10,595,143                      622,116                      160,018                     2,148,318

The amendment to the Company's Amended and Restated Articles of Incorporation and the amendment to the Siboney Corporation 1997 Incentive Stock Option Plan each required the affirmative vote of the holders of a majority of the issued and outstanding shares of common stock. As of the record date of the annual meeting, there were 16,781,704 shares of common stock issued and outstanding. Accordingly, each proposal was approved at the annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

                (a) Exhibits: None.

                (b) Reports on Form 8-K: A Report on Form 8-K was filed by the Registrant under Item 5 on May 14, 2002 announcing the release of the Company's financial results for the quarter ended March 31, 2002.

                A Report on Form 8-K was filed by the Registrant under Item 5 on May 17, 2002 announcing stockholder approval of an amendment to the Company's Articles of Incorporation and approval of an amendment to the Company's Incentive Stock Option Plan.



                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SIBONEY CORPORATION

Date: July 26, 2002               By:  /s/ Timothy J. Tegeler
                                       -------------------------------------
                                       Timothy J. Tegeler
                                       Chief Executive Officer and
                                       Chief Financial Officer