Form 10-Q
period 2002-09-30
SIBONEY CORP
filed 2002-11-12
CIK 90057

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



                       Commission file number: 1-3952

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Title of class of            Number of shares outstanding
           common stock               as of the date of this report
         -----------------            -----------------------------

      COMMON STOCK PAR VALUE                    16,796,704
          $.10 PER SHARE

                                    INDEX


PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheet, September 30,
        2002 and December 31, 2001                                          3

      Condensed Consolidated Statement of Stockholders' Equity,
        September 30, 2002 and December 31, 2001                            4

      Condensed Consolidated Statement of Operations,
        Three Months and Nine Months Ended September 30, 2002
        and September 30, 2001                                              5

      Condensed Consolidated Statement of Cash Flows, Nine
        Months Ended September 30, 2002 and September 30, 2001              6

      Notes to Unaudited Condensed Consolidated Financial Statements        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                              14

ITEM 4.   CONTROLS AND PROCEDURES                                          14

PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                        15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 15

SIGNATURES                                                                 15

CERTIFICATIONS                                                             16

                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------
                                   SIBONEY CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                               (UNAUDITED)
                                                 ASSETS
                                                 ------

                                                                                              DECEMBER 31,
                                                                               SEPTEMBER 30,   2001 (SEE
                                                                                   2002        NOTE BELOW)
                                                                               -------------  ------------

CURRENT ASSETS
--------------
  Cash                                                                          $1,034,605     $  378,234
  Accounts receivable                                                            1,021,123      1,342,262
  Inventories                                                                      361,484        285,777
  Prepaid expenses                                                                 150,525        159,159
  Deferred tax asset                                                               348,500        480,000
                                                                                ----------     ----------
    TOTAL CURRENT ASSETS                                                         2,916,237      2,645,432

PROPERTY AND EQUIPMENT (NET OF ACCUMULATED DEPRECIATION
----------------------
OF $733,151 AT SEPTEMBER 30, 2002 AND $613,784 AT DECEMBER 31,
2001)                                                                              425,106        324,581

OTHER ASSETS (NOTE 3)                                                            2,613,423      2,466,234
                                                                                ----------     ----------
                                                                                $5,954,766     $5,436,247
                                                                                ==========     ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES
-------------------
  Current portion of long-term debt                                             $  334,208     $  391,572
  Current portion of capitalized lease obligation                                   27,033          9,889
  Accounts payable                                                                 106,707        221,921
  Accrued expenses                                                                 494,742        493,912
                                                                                ----------     ----------
    TOTAL CURRENT LIABILITIES                                                      962,690      1,117,294
                                                                                ----------     ----------
LONG-TERM LIABILITIES
---------------------
  Long-term debt                                                                   265,095        509,786
  Capitalized lease obligation                                                      67,031          1,724
  Deferred tax liability                                                           306,600         72,200
                                                                                ----------     ----------
    TOTAL LONG-TERM LIABILITIES                                                    638,726        583,710
                                                                                ----------     ----------
STOCKHOLDERS' EQUITY
--------------------
  Common stock:
    Authorized 100,000,000 shares (20,000,000 at December 31,
    2001) at $0.10 par value; issued and outstanding 16,796,704 at
    September 30, 2002 and 16,744,024 at December 31, 2001                       1,679,671      1,674,403
Additional paid-in capital                                                          18,908         14,896
Retained earnings                                                                2,654,771      2,045,944
                                                                                ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                                                   4,353,350      3,735,243
                                                                                ----------     ----------
                                                                                $5,954,766     $5,436,247
                                                                                ==========     ==========

NOTE: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date and condensed. See accompanying notes to unaudited condensed consolidated financial statements.

                               SIBONEY CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            (UNAUDITED)


                                   COMMON STOCK
                            -------------------------
                                                          ADDITIONAL                 TOTAL
                                                          PAID-IN     RETAINED       STOCKHOLDERS'
                            SHARES         AMOUNT         CAPITAL     EARNINGS       EQUITY
                            ----------------------------------------------------------------------

BALANCE -
 DECEMBER 31, 2001          16,744,024     $1,674,403     $14,896     $2,045,944     $3,735,243
ISSUANCE OF COMMON
 STOCK                          52,680          5,268       4,012             --          9,280

NET INCOME                                                               608,827        608,827
                            ----------------------------------------------------------------------
BALANCE -
  SEPTEMBER 30, 2002        16,796,704     $1,679,671     $18,908     $2,654,771     $4,353,350
                            ======================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                               SIBONEY CORPORATION AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                            (UNAUDITED)

                                             NINE MONTHS ENDED             THREE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                         --------------------------------------------------------
                                             2002           2001           2002          2001
                                             ----           ----           ----          ----

REVENUES                                 $ 6,857,462    $ 6,370,795    $ 1,915,641    $ 1,951,063

COST OF PRODUCT SALES                      1,531,426      1,044,799        464,728        434,117

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                   4,314,050      3,974,002      1,373,152      1,482,095
                                         -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                     1,011,986      1,351,994         77,761         34,851
                                         -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
  Interest Expense                           (39,049)       (66,555)       (10,359)       (14,838)
  Miscellaneous                                1,790          1,282            186           (978)
                                         -----------    -----------    -----------    -----------
TOTAL OTHER EXPENSE                          (37,259)       (65,273)       (10,173)       (15,816)
                                         -----------    -----------    -----------    -----------

PROVISION (CREDIT) FOR INCOME TAXES          365,900             --         (5,100)            --
                                         -----------    -----------    -----------    -----------

NET INCOME                               $   608,827    $ 1,286,721    $    72,688    $    19,035
                                         ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE - BASIC              $0.04          $0.08          $0.00          $0.00
                                         ===========    ===========    ===========    ===========
EARNINGS PER COMMON SHARE - DILUTED            $0.03          $0.07          $0.00          $0.00
                                         ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC               16,781,251     16,683,274     16,792,139     16,707,719
                                         ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - DILUTED       17,500,454     17,552,569     17,401,030     17,711,086
                                         ===========    ===========    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                               SIBONEY CORPORATION AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                          2002           2001
                                                                          ----           ----
CASH FLOWS FROM OPERATIONS
--------------------------
  Net income                                                          $  608,827     $ 1,286,721
  Adjustments to reconcile net income to net
   cash provided by continuing operations:
    Depreciation                                                         119,366          98,025
    Amortization                                                         411,216         364,315
    Deferred income tax                                                  365,900              --
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable                         321,139        (282,473)
    Increase in inventories                                              (75,707)       (107,358)
    (Increase) decrease in prepaid expenses & deposits                     9,156         (44,534)
    Increase (decrease) in accounts payable and accrued expenses        (114,382)         61,179
                                                                      ----------     -----------
NET CASH PROVIDED BY OPERATIONS                                        1,645,515       1,375,875
                                                                      ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Payments for equipment                                                (219,892)       (169,339)
  Payments for capitalized software development cost                    (528,527)       (375,716)
  Payments for assets of unrelated entity                                (30,402)     (1,133,809)
                                                                      ----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (778,821)     (1,678,864)
                                                                      ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of common stock                                   9,280          13,237
  Proceeds from long-term debt                                                --         725,000
  Proceeds from leases incurred                                           97,978              --
  Payments on capital leases                                             (15,528)        (17,781)
  Principal payments on long-term debt                                  (302,053)       (286,776)
                                                                      ----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (210,323)        433,680
                                                                      ----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                656,371         130,691

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          378,234         626,554
                                                                      ----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $1,034,605     $   757,245
                                                                      ==========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                         $   43,467     $    73,246

See accompanying notes to unaudited condensed consolidated financial statements.

                    SIBONEY CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 AND 2001

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 2002, the condensed consolidated statement of operations for the nine-month and the three-month periods ended September 30, 2002 and 2001 and the condensed consolidated statement of cash flows for the nine-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position at September 30, 2002 and the results of operations for all of the periods reported have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

    Accounting Changes

    Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

    Net income and income per share for the nine months and three months ended September 30, 2001 adjusted to exclude amortization expense was as follows:

                                               NINE MONTHS ENDED     THREE MONTHS ENDED
                                               -----------------     ------------------
                                              SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                              ------------------     ------------------

    NET INCOME:

    Net income as reported                            $1,286,721                $19,035

    Goodwill amortization                                145,432                 58,568
                                                      ----------                -------

    Adjusted net income                               $1,432,153                $77,603

    BASIC AND DILUTED INCOME PER SHARE:

    Net income per share, basic, as reported               $0.08                  $0.00
    Net income per share, diluted, as reported             $0.07                  $0.00

    Goodwill amortization, basic                           $0.01                  $0.00
    Goodwill amortization, diluted                         $0.01                  $0.00

    Adjusted net income per share, basic                   $0.09                  $0.00
    Adjusted net income per share, diluted                 $0.08                  $0.00


2.  INVENTORIES

    Inventories consist of the following:

                                              SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                              ------------------      -----------------

    Raw materials                                       $246,712               $196,512

    Finished goods                                       114,773                 89,265
                                                        --------               --------
                                                        $361,484               $285,777
                                                        ========               ========

3.  OTHER ASSETS

    Other assets consist of:

                                              SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                              ------------------      -----------------

    Software development costs                        $2,193,647             $1,665,120

    Goodwill                                           1,186,616              1,156,214

    Covenants not to compete                             300,000                300,000

    Deposits                                               3,600                  4,123
                                                      ----------             ----------
                                                       3,683,863              3,125,457

    Less: Accumulated Amortization                     1,070,440                659,223
                                                      ----------             ----------

                                                      $2,613,423             $2,466,234
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

    Amortization expense charged against earnings amounted to:

                                        NINE MONTHS ENDED        THREE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                      -----------------------------------------------


                                        2002         2001         2002          2001
                                        ----         ----         ----          ----

    Software development costs         311,216      127,216      105,808       60,699
    Goodwill                                --      145,432           --       58,568
    Covenants not to compete           100,000       91,667       25,000       37,500
                                      --------     --------     --------     --------
                                      $411,216     $364,315     $130,808     $156,767
                                      ========     ========     =========    ========

                    SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's principal subsidiary, Siboney Learning Group, Inc. ("SLG"), publishes and distributes educational software, primarily for schools. The Company has 52 full-time employees.

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

In 1996, the Company launched Orchard Teacher's Choice Software ("Orchard"). Orchard offers schools and school districts a comprehensive curriculum-based solution with universal management and assessment. Orchard is sold through a network of dealers and direct and independent representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. Orchard includes universal management which tracks student progress across all programs, as well as pre- and post-test assessment that identifies problem areas and measures instructional gain. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company believes that its new Orchard For Your State ("OFYS") versions will help maintain Orchard's consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states provided in the No Child Left Behind Act of 2001. Orchard For Your State offers schools and school districts state-specific versions of Orchard that are directly correlated to each state's educational standards. The No Child Left Behind Act of 2001 will require all students in grades three to eight

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

in all states to take important tests based upon each state's standards. Orchard For Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instruction. The Company has recently released 21 state-specific versions of Orchard For Your State and is planning to release nine additional versions during the remainder of 2002.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

Total revenues decreased 1.8% or $35,422 during the three-month period ended September 30, 2002 compared to the third quarter of 2001, reflecting slightly lower sales at Siboney Learning Group and lower revenues at Siboney Coal Company. Sales of the Company's Orchard Teacher's Choice Software increased 18% during the third quarter of 2002 compared to the third quarter of 2001. The Company believes that Orchard's market success is attributable to its comprehensive offering of 140 titles and curriculum bundles which combine state-correlated assessment with targeted and effective instruction, delivered at costs which compare favorably to other integrated learning systems. In addition, Orchard sales increased as a result of the release of 21 state-specific versions of Orchard For Your State. An additional nine versions are expected to be released during the remainder of 2002.

Cost of product sales increased 7.1% or $30,611 during the third quarter of 2002 compared to the third quarter of the previous year. This increase reflected greater royalty expenses from sales of licensed products and increased amortization of development expenses. As a result, cost of product sales as a percentage of revenue increased from 22.3% for the third quarter of 2001 to 24.3% for the third quarter of 2002.

Selling, general and administrative expenses decreased 7.4% or $108,943 during the quarter ended September 30, 2002 compared to the third quarter of 2001. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS"). SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. Therefore, amortization expenses decreased by $71,070 for the third quarter of 2002 compared to the third quarter of 2001. In addition, catalog advertising expenses decreased by $43,461 for the third quarter of 2002 compared to the third quarter of 2001.

Interest expense, net of interest income, decreased 30.2% or $4,479 during the quarter ended September 30, 2002 compared to the third quarter of 2001. This decrease was primarily the result of an overall decline in the average outstanding debt balances during the quarter and a shift in debt balances from higher interest to lower interest obligations.

The Company recorded an income tax benefit of $5,100 for the three months ended September 30, 2002 to reflect a decrease in the expected utilization of the Company's deferred tax asset. This decrease in utilization was primarily the result of a decline in management's projection of the Company's annualized effective tax rate for 2002. The Company did not report a provision for income taxes in the quarter and year-to-date period ended September 30, 2001 as its utilization of the prior years' net operating losses in those periods was offset by a reduction in the deferred tax asset valuation allowance.

The Company's net income for the third quarter of 2002, primarily for the reasons above, was $72,688, an increase of 281.9% or $53,653 compared to net income of $19,035 for the third quarter of 2001. Earnings per common share, basic and diluted, were $0.00 for the third quarter of 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

Total revenues increased 7.6% or $486,667 during the nine-month period ended September 30, 2002 compared to the corresponding period of 2001, reflecting higher sales at Siboney Learning Group. Sales of the Company's Orchard Teacher's Choice Software increased 39.2% during the nine-month period ended September 30, 2002 compared to the corresponding period of 2001. The Company believes that Orchard's market success is attributable to its comprehensive offering of 140 titles and curriculum bundles which combine state-correlated assessment with targeted and effective instruction, delivered at costs which compare favorably to other integrated learning systems. In addition, Orchard sales increased as a result of the release of 21 state-specific versions of Orchard For Your State ("OFYS"). An additional 9 versions are expected to be released during the remainder of 2002.

During the nine-month period ended September 30, 2002, there was no mining activity on property owned by Siboney Coal Company. Accordingly, the Company received the $30,000 minimum royalty payment compared to $139,154 received during the corresponding period of 2001.

Cost of product sales increased 46.6% or $486,627 during the nine-month period ended September 30, 2002 compared to the first nine months of 2001. This increase reflected greater royalty expenses from sales of licensed products and increased amortization of development expenses. As a result, cost of product sales as a percentage of revenue increased from 16.4% for the first nine months of 2001 to 22.3% for the corresponding period of 2002.

Selling, general and administrative expenses increased 8.6% or $340,048 during the nine-month period ended September 30, 2002 compared to the corresponding period of 2001, primarily due to higher selling-related expenses and higher salary, commission and other compensation-related expenses. The Company has increased staffing in both its sales department and product development group. In addition, more technical support staff was hired to support its growing number of products. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS"). SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. Therefore, amortization expenses decreased by $131,472 for the nine-month period ended September 30, 2001 compared to the same period of 2001.

Interest expense, net of interest income, decreased 41.3% or $27,506 during the period ended September 30, 2002 compared to the first nine months of 2001. This decrease was primarily the result of an overall decline in the average outstanding debt balances during the period and a shift in debt balances from higher interest to lower interest obligations.

The provision for income taxes of $365,900 recognized in the third quarter of 2002 represented the Company's current realization of its net deferred tax asset which related primarily to the carryforward of net operating losses incurred in prior years. The Company expects its available net operating loss carryforwards will be sufficient to offset any obligation to pay federal income taxes through 2002. The Company did not report a provision for income taxes in 2001 as its utilization of the prior years' net operating losses in those periods was offset by a reduction in the deferred tax asset valuation allowance.

The Company's net income for the nine months ended September 30, 2002, primarily for the reasons above,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

was $608,827, or $0.04 per share basic, $0.03 per share diluted. This was a decrease of 52.7% or $677,894 compared to net income of $1,286,721, or $0.08 per share basic, $0.07 diluted, for the corresponding period of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in June 2003, provides for maximum borrowings of $1.0 million and is secured by the Company's accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of September 30, 2002, the Company reported a net worth of $4.4 million and no balance due under the Company's line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on his evaluation on November 11, 2002, Timothy J. Tegeler, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

                         PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As approved by the shareholders of the Company at the 2002 Annual Meeting of Shareholders, the Company's Amended and Restated Articles of Incorporation were amended to increase the total number of shares of stock authorized from 21,366,694 shares to 101,366,694 shares and to increase the number of shares of common stock authorized from 20,000,000 shares to 100,000,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits: Exhibit 99.1: Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.


            (b) Reports on Form 8-K: A Report on Form 8-K was filed by the
                Registrant under Item 5 on September 18, 2002 restating the 1999, 2001 and 2002 financials showing the impact of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on net income and net income per share had SFAS 142 been in effect beginning January 1, 1999.




                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             SIBONEY CORPORATION

November 12, 2002                            By: /s/ Timothy J. Tegeler
                                             ---------------------------
                                             Timothy J. Tegeler
                                             Chief Executive Officer and
                                             Chief Financial Officer

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Timothy J. Tegeler, certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of Siboney Corporation;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
           (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                  /s/ Timothy J. Tegeler
                                   ---------------------------------
                                   Timothy J. Tegeler
                                   Chief Executive Officer and Chief
                                   Financial Officer