Form 10-K
period 2002-12-31
SIBONEY CORP
filed 2003-03-27
CIK 90057

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                         Commission File Number: 1-3952

                               SIBONEY CORPORATION
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                  73-0629975
----------------------------------------             -----------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

   325 NORTH KIRKWOOD ROAD, SUITE 300
         ST. LOUIS, MISSOURI                                   63122
----------------------------------------             -----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        314-822-3163
                                                     -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Echange Act Rule 12b-2). YES [ ] NO [ X]

The aggregate market value of the shares of Common Stock held by nonaffiliates of registrant as of March 7, 2003 was $2,618,784. This value was based on the average of the bid and asked prices on March 7, 2003.

As of March 7, 2003, the registrant had outstanding 16,996,704 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     PART III: THE DEFINITIVE PROXY STATEMENT OF REGISTRANT (TO BE FILED PURSUANT TO REGULATION 14A) FOR REGISTRANT'S 2003 ANNUAL MEETING OF SHAREHOLDERS, WHICH INVOLVES THE ELECTION OF DIRECTORS, IS INCORPORATED BY REFERENCE INTO ITEMS 10, 11 AND 12.

-------------------------------------------------------------------------------
                                                                         Page 1

                                      INDEX

-------------------------------------------------------------------------------
                                                                           PAGE
PART I

         ITEM 1.  Business................................................3 - 7

         ITEM 2.  Properties..............................................7 - 8

         ITEM 3.  Legal Proceedings...........................................8

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........8

PART II

         ITEM 5.  Market for Registrant's Common Equity
                  and Related Stockholder Matters........................9 - 10

         ITEM 6.  Selected Financial Data....................................11

         ITEM 7.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations............................................12 - 20

         ITEM 7A. Quantitative and Qualitative Disclosures About
                  Market Risk................................................20

         ITEM 8.  Financial Statements and Supplementary Information.........20

         ITEM 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.....................20

PART III

         ITEM 10. Directors and Executive Officers of the
                  Registrant.................................................21

         ITEM 11. Executive Compensation.....................................21

         ITEM 12. Security Ownership of Certain Beneficial
                  Owners and Management and Related Stockholder Matters......21

         ITEM 13. Certain Relationships and Related Transactions.............21

         ITEM 14. Controls and Procedures....................................22

PART IV

         ITEM 15. Exhibits, Financial Statements, Financial Statement
                  Schedule and Reports on Form 8-K......................23 - 50

         SIGNATURES..........................................................51

         EXHIBIT INDEX.......................................................52

-------------------------------------------------------------------------------
                                                                         Page 2

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

           DESCRIPTION OF BUSINESS AND PROPERTIES

           BUSINESS - GENERAL DESCRIPTION AND CURRENT DEVELOPMENTS - The Company's principal subsidiary, Siboney Learning Group, publishes educational software, primarily for schools. The Company's educational software is designed for use in teaching reading, language arts, math, science and English as a Second Language for students in grades kindergarten through adult. The Company's software is intended to motivate learners to master key skills and concepts that are stressed on standardized tests and in textbooks. The Company has served the educational market for more than 35 years.

           The Company's growing portfolio of products now includes more than 185 active titles that focus on teaching basic skills and new concepts while meeting the different learning needs of all students through time-on-task instruction. Most of the Company's software titles include a management system that tracks student progress and allows teachers to identify problem areas for further instruction. These titles are sold in a wide variety of product configurations to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

           Most of the Company's products are offered as single-title and series solutions, primarily for classroom teachers or as comprehensive solutions, for entire school buildings and districts. The Company believes that its two-pronged product strategy, affords the opportunity to deliver targeted and cost-effective solutions to almost every educator or educational institution looking for ways to use instructional software to improve student performance.

-------------------------------------------------------------------------------
                                                                         Page 3

           All of the Company's active titles are available on CD-ROM for Windows and Macintosh computers and are compatible with the different network configurations installed in schools today. The Company's Research and Development team continuously revises and upgrades products to keep up with changes in computer hardware and networking operating systems, and develops new titles which are designed to be compatible with old and new operating systems. Popular titles include Math Concepts, Reading Concepts, Guided Reading, Diascriptive Reading, Process Writing, Phonics Mastery and Touchdown Math. The Company believes that more than 40,000 schools, community colleges and adult learning centers use the Company's software.

           Siboney Learning Group currently offers five distinct product categories: Orchard Teacher's Choice Software; GAMCO
           Educational Software; Teacher Support Software; Educational Activities Software and Journey.

           In 1996, the Company launched Orchard Software ("Orchard"). Orchard offers schools and school districts a comprehensive and scalable curriculum-based solution with universal management and assessment at a value-oriented price. The Company believes that its new Orchard For Your State versions launched in 2002 will help maintain Orchard's consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states provided in the recently passed No Child Left Behind Act of 2001. Orchard For Your State offers schools and school districts state-specific versions of Orchard that are directly correlated to each state's educational standards. The No Child Left Behind Act of 2001 will require all students in grades three to eight in all states to take important tests based upon each state's standards beginning in 2002. Orchard For Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instruction.

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

-------------------------------------------------------------------------------
                                                                         Page 4

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

           In May 2001, the Company purchased the publishing assets of the Denali Project based in Lansing, Michigan. This development team, now known as Siboney Learning Group Lansing, had developed a comprehensive and structured instructional software program in reading and math for grades three through eight. Their original product had never been actively marketed to schools. The Company has invested considerable time and resources into upgrading this product, now called Journey, which is now being sold through the same channels that currently sell Orchard. The Company believes that Journey will be an attractive complementary product for Orchard due to its structure and sequencing of content, as well as the Company's first web-enabled product for K-12 school customers, when it is launched in 2003 to meet demand for web-based delivery of instructional software.

           The Company has sought to take its three strategically acquired companies and two internal products, and integrate them into one organization that is responsible for sales, marketing, product development, product support, customer service and fulfillment. The sales and marketing team is able to take internally developed, licensed and acquired content to the market through a hybrid, multiple channel network of catalog dealers, professional field sales organizations, direct field and inside sales representatives and its own direct marketing efforts. This hybrid sales network allows the Company to appeal to teachers purchasing individual titles with their own personal funds or through a classroom budget, with its growing library of over 185 titles. The Company also can appeal to school administrators looking for building-wide solutions to improve student achievement with its curriculum series and its Orchard and Journey comprehensive software. Finally, the Company can appeal to school districts looking for more comprehensive district-wide solutions to improve test scores with its Orchard For Your State and Journey software.

-------------------------------------------------------------------------------
                                                                         Page 5

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

           COPYRIGHTS AND LICENSES -- The Company holds various copyrights and license rights, which are considered to be material to its business. The licensing agreements under which the Company licenses certain software provide for minimum sales and related royalty payments by the Company over a specified number of years and are renewable thereafter.

           SEASONALITY -- The Company typically experiences its highest levels of sales and accounts receivable in the educational products business at the end of the school year (the second quarter). However, seasonality does not have an overall material adverse effect on the Company's operations.

           WORKING CAPITAL ITEMS -- The Company does not purchase or maintain material inventories in advance of sales of products, although certain materials are purchased in larger quantities in order to obtain volume discounts. The Company does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group maintains an "on approval" policy under which goods shipped subject to customer approval are not billed upon delivery and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. Siboney Learning Group also maintains a general "satisfaction guaranteed" policy under which GAMCO, TSS and EAS products may be returned within 12 months, and Orchard products within 90 days from the date of purchase if a customer is not satisfied. Approximately 3% of sales were returned in 2002.

           DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS -- In 2002,
           Brainstorm USA, LLC and Hart, Incorporated each accounted for approximately 12% of the Company's revenues. No other customer accounted for 10% or more of revenues.

           BACKLOG -- The Company historically does not have a material backlog of orders.

           GOVERNMENT BUSINESS -- Sales of Siboney Learning Group's computer software products are substantially dependent upon expenditures of school districts and individual schools. Although a substantial portion of Siboney Learning Group's business is done with governmental subdivisions, such business is not subject to price renegotiation or termination at the election of the government.

           ENVIRONMENTAL IMPACT -- Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment are not material to the Company.

-------------------------------------------------------------------------------
                                                                         Page 6

           SOFTWARE DEVELOPMENT -- Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years.

           Software development costs of $695,585, $539,360 and $290,514 were capitalized in 2002, 2001 and 2000, respectively. Amortization expense charged against earnings amounted to $407,416, $196,002 and $54,766 in 2002, 2001 and 2000,
           respectively. Research and development costs not capitalized are expensed in the year incurred and totaled approximately $299,000, $346,000 and $342,000 in 2002, 2001 and 2000,
           respectively.

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

           PERSONNEL -- As of December 31, 2002, the Company had 54 full-time employees. The Company's employees are not represented by any union.

           WEBSITE -- Our website address is http://www.Siboney.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on From 8-K are all available, free of charge, through our website as soon as practicable after we file the reports with the SEC.

ITEM 2.    PROPERTIES

           The Company leases approximately 8,000 square feet of office space in St. Louis, Missouri under a lease which expires June 30, 2005. Siboney Learning Group also leases approximately 7,000 square feet of warehouse facilities in St. Louis, Missouri under a lease which expires May 31, 2004. The Lansing, Michigan office leases approximately 1,700 square feet of offices under a lease which expires May 31, 2004.

           The Company also has certain natural resource interests through several subsidiaries, which are not believed to be material assets of the Company, individually or in the aggregate.

-------------------------------------------------------------------------------
                                                                         Page 7

           Siboney Coal Company, Inc. ("Siboney Coal"), a subsidiary of the Company, owns the fee and mineral interests in coal properties aggregating approximately 1,425 acres in Johnson and Martin Counties, Kentucky. Siboney Coal leases the properties to a mining company under a lease which expires in 2112, which calls for an annual minimum royalty payment of $30,000 plus royalties per ton of coal mined. Future revenues in excess of the minimum payment from the coal lease are dependent on mining operations of the lessee, which occurred on the Company's property in 2000 and 2001 but ceased in 2002. It is as yet unknown whether the lessee will conduct mining activities on the Company's properties in 2003.

           Other subsidiaries of the Company have royalty and working interests in oil and gas leases and property rights. Revenues from such leases and interests are not material. The present value of estimated future net oil and gas reserves of the Company's subsidiaries is presently not determinable, but is not believed to be material.

           Prior to 1958, the Company held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated. The Company filed claims against the Cuban government with the U.S. Foreign Claims Settlement Commission which certified the Company's loss as $2,454,000 plus 6% interest per annum from November 1959. No funds have been appropriated to satisfy such claims. Accordingly, the Company does not consider the collectibility of the claim to be probable.

ITEM 3.    LEGAL PROCEEDINGS

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to the shareholders of the Company during the quarter ended December 31, 2002.

-------------------------------------------------------------------------------
                                                                         Page 8

                                     PART II



ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           (a)    Market Information

                  Sales of the Company's common stock are reported on the Over-The-Counter "Bulletin Board" maintained by Nasdaq.

                  Stock Price and Dividend Information

                  The following table sets forth the high and low bid prices per share of common stock.

                                   2002                                2001
                      ------------------------------      ------------------------------
                      QUARTER       HIGH         LOW      QUARTER       HIGH         LOW
                      ------------------------------      ------------------------------

                      First         $.56        $.44      First         $.54        $.45
                      Second         .46         .31      Second         .90         .59
                      Third          .34         .25      Third          .81         .68
                      Fourth         .25         .17      Fourth         .61         .55

                  The foregoing market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

           (b)    Holders

                  The number of holders of record of the Company's common stock as of March 7, 2003 was 11,098.

           (c)    Dividends

                  No cash dividends were paid on the Company's common stock in 2002 or 2001. The Company intends to continue its historical pattern of utilizing cash generated by operations to support future growth. Generally, the payment of dividends is within the discretion of the Board of Directors who will consider all relevant factors in making determinations regarding future dividends, if any.

-------------------------------------------------------------------------------
                                                                         Page 9

           (d)    Securities Authorized For Issuance Under Equity Compensation
                  Plans

                  See Part III, Item 12 on page 21.

           (e)    Recent Sales Of Unregistered Securities

                  The Company granted options to purchase its common stock to employees under the Company's 1987 Non-Qualified Stock Option Plan. The options granted under the Plan were not registered under the Securities Act of 1933 (the "Act") based on an exemption from registration provided by Rule 701 of the Act. This exemption allows the Company to offer and sell its securities under the Plan to its employees, directors, officers, or consultants and advisors. The following table shows the date of each grant of an option, the amount of the Company's common stock subject to an option and the exercise price for each option granted for the years ended December 31, 2002, 2001 and 2000.

                                          AMOUNT OF STOCK    EXERCISE
                       DATE OF GRANT    SUBJECT TO OPTION       PRICE
                       ----------------------------------------------

                       05/16/00                    50,000       $0.56
                       05/16/00                    50,000        0.56
                       05/16/00                    50,000        0.56
                       05/22/01                   100,000       0.515
                       05/22/01                    25,000       0.515
                       07/17/01                   200,000       0.655
                       05/16/02                    50,000        0.38
                       05/16/02                    60,000        0.38
                       12/16/02                   200,000        0.23

                  Under the terms of the Plan, participants who have been granted an option may exercise the option by delivering to the Company a written notice stating the number of shares of common stock with respect to which the option is being exercised. In granting an option, the Board may determine the time of exercise, including whether the option will be exercisable immediately or in installments at designated intervals during the term of the option. No option may be exercised more than five years from the date the option is granted.

-------------------------------------------------------------------------------
                                                                        Page 10

ITEM 6.    SELECTED FINANCIAL DATA

           The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information appearing elsewhere in this Form 10-K. The Statement of Operations data set forth below for each of the years in the three-year period ended December 31, 2002 and the Balance Sheet data as of December 31, 2002 and 2001 are derived from, and qualified by reference to, our financial statements appearing elsewhere in this Form 10-K. The Statement of Operations data for the years ended December 1999 and 1998 and the Balance Sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included herein.

                                                               YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                               2002             2001            2000            1999           1998
                                    --------------------------------------------------------------------------------

Revenues                                $ 8,902,275      $ 8,280,373     $ 5,401,070     $ 3,309,021    $ 2,406,759
====================================================================================================================

Income (loss) from operations           $ 1,204,015      $ 1,234,121     $ 1,126,819     $   315,187    $  (129,222)
====================================================================================================================

Income (loss) before income
  taxes                                 $ 1,159,481      $ 1,155,588     $ 1,128,530     $   407,783    $  (124,749)
====================================================================================================================

Net income (loss)                       $   706,081      $ 1,238,388     $ 1,317,530     $   543,783    $  (124,749)
====================================================================================================================

Earnings (loss) per common
  share - basic                         $      0.04      $      0.07     $      0.08     $      0.03    $     (0.01)
====================================================================================================================

Weighted average number
  of common shares
  outstanding - basic                    16,785,146       16,697,872      16,571,822      16,522,821     16,518,344
====================================================================================================================

Earnings (loss) per common
  share - diluted {Note (a)}            $      0.04      $      0.07     $      0.08     $      0.03    $     (0.01)
====================================================================================================================

Weighted average number
  of common shares
  outstanding - diluted                  17,175,789       17,455,045      17,267,570      16,839,689     16,518,344
====================================================================================================================

Total assets - (at year-end)            $ 5,871,235      $ 5,436,247     $ 3,427,112     $ 1,601,114    $   881,230
====================================================================================================================

Long-term debt (at year-end)            $   211,768      $   511,510     $   210,298     $    34,266    $    28,437
====================================================================================================================

Total debt (at year-end)                $   635,416      $   912,971     $   307,734     $    56,559    $    40,265
====================================================================================================================

Stockholders' equity (at year-end)      $ 4,450,604      $ 3,735,243     $ 2,486,223     $ 1,150,364    $   606,878
====================================================================================================================

NOTE:

           (a) For 1998, options on shares of common stock were not included in computing diluted earnings per share because their effect was antidilutive.

                  The Company paid no cash dividends during the five years in the period ended December 31, 2002.

-------------------------------------------------------------------------------
                                                                        Page 11

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion analyzes the changes in the Company's results of operations during the three years in the period ended December 31, 2002 and comments on the Company's financial position as of December 31, 2002.

           CRITICAL ACCOUNTING POLICIES

           Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amounts reported in these financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include software revenue recognition, stock-based compensation, capitalization and amortization of software development costs, and goodwill and other intangible assets as explained below.

           SOFTWARE REVENUE RECOGNITION

           Substantially all of the Company's software sales are made under contracts that call for only the delivery of software with no additional obligations. Revenue is recognized at the time of delivery, provided that there is a signed contract, delivery of the product has taken place, the fee is fixed by the contract and collectability is considered probable.

           STOCK-BASED COMPENSATION

           We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

           Accordingly, no compensation cost is recognized for our stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

-------------------------------------------------------------------------------
                                                                        Page 12

           PROPRIETARY SOFTWARE IN DEVELOPMENT

           In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting and tracing the detailed program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the estimated useful life of the product. The estimated useful life for the straight-line method is determined to be four years. Future events such as market conditions, customer demand, or technological obsolescence could cause us to conclude that the software is impaired. The determination of the possible impairment expense requires management to make estimates that affect our consolidated financial statements.

           GOODWILL AND OTHER INTANGIBLE ASSETS

           On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under SFAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Goodwill amortization amounted to $209,612 in 2001. Intangible assets with finite lives are amortized over their useful lives. As part of the implementation of SFAS 142, we were required to complete a transitional impairment test of goodwill and other intangible assets. The fair value of the Company's only operating business unit was estimated using a market capitalization approach based on the quoted market prices of the Company's common stock. There was no impairment of goodwill upon the adoption of SFAS 142. Prospectively, we will test our goodwill and intangible assets for impairment not less frequently than as a part of our annual business planning cycle during the fourth quarter of each fiscal year. Future events such as market conditions or operational performance could cause us to conclude that impairment exists. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

-------------------------------------------------------------------------------
                                                                        Page 13

           IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

           In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supercede the provisions of APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We adopted this statement on January 1, 2002. The adoption of SFAS 144 did not have a material impact on our operations or financial position.

           In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, the exception to applying Opinion 30 is also eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of SFAS 145 did not have a material impact on our operations or financial position.

           In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. We do not expect the adoption of SFAS 146 to have a material impact on our operations or financial position.

           In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and its effect on reported results. The Company adopted this statement in 2002, which had no impact on our operations or financial position.

-------------------------------------------------------------------------------
                                                                        Page 14

           RESULTS OF OPERATIONS

           2002 IN COMPARISON WITH 2001

           The Company's consolidated revenues increased 8% to $8.9 million compared to $8.3 million in 2001. This growth took place in another difficult funding year for K-12 schools as expenditures for instructional materials declined by an estimated 5% or more due to shortfalls in states' budgets and the slow release of federal funds. Sales of the Company's educational software grew 9.6%. This growth was entirely organic as the Company did not make any acquisitions in 2002.

           Sales of the Company's flagship Orchard Software product line increased 30% in 2002, the fifth consecutive year of significant increases in this comprehensive software product line. The Company believes that Orchard For Your State, which currently provides more than 30 states with state-specific assessment tied to each state's learning standards, as well as targeted instruction, at a value price, has established itself as a well-received response to the accountability requirements in the No Child Left Behind Act. This federal Act requires each school to achieve adequate yearly progress in helping its students reach minimum levels of academic proficiency. Beginning in 2005, every student in grades 3-8 in every state will be required to take high stakes tests in reading and math tied to their state's standards. Schools currently are using Orchard For Your State to help identify problem areas and remediate those problems using Orchard's wide variety of instructional content that has proven to be successful in more than 4,000 schools. Orchard For Your State was first released in May 2002 and allowed the Company to penetrate more schools and school districts with its state-specific bundles during the last half of 2002. In addition, the Company continues to offer its Orchard Teacher's Choice Solution, with an upgrade plan to Orchard For Your State, for schools whose budgets do not allow for a purchase of a state-specific solution.

           As a result of the increased need for school-wide accountability as mandated in the No Child Left Behind Act, the Company believes that its primary market of K-8 educators is more interested in comprehensive solutions such as Orchard Software, than single-title products, the sales of which have continued to decline. Therefore, the Company has elected to concentrate sales, marketing and development resources on its major comprehensive software product offering - Orchard Software - as well as complementary comprehensive software solutions such as Journey and Real Achievement.

           Journey, the comprehensive software product line acquired in May 2001 as part of The Denali Project acquisition, did not contribute meaningful sales in 2002. The Company has now upgraded the product line to be competitive with other structured comprehensive solutions and has begun the web enabling of Journey. The Company believes that Journey offers an alternative to Orchard with its structured and adaptive curriculum and that, when web-enabled in 2003, Journey will be a complement to a school's networked versions of Orchard Software.

-------------------------------------------------------------------------------
                                                                        Page 15

           Educational Activities Software, acquired in January 2001, generated sales of $1,128,639 in 2002, a decrease of 6% compared to 2001 when sales from this product line grew by over 40%. This well-established product line of basic skills software for older learners in grades 6 through adult is published as single-title solutions under the Educational Activities Software imprint, as well as comprehensive solutions for reading, ESL/basic literacy, mathematics, science and workplace readiness under the Real Achievement imprint. The Company has committed development resources to upgrading this product line and to web enable selected titles since the older learner market appears to be increasingly responsive to software delivered to students over the Internet.

           Sales of the Company's other single-title product lines, GAMCO and Teacher Support Software, also continued to decline in 2002. This reflected an industry-wide trend that began in 2000 and caused the Company to focus its resources on the development, sales and marketing of its comprehensive solutions.

           Revenues from the Company's coal properties in 2002 were $30,000 compared to $187,000 in 2001. The decrease was due to reduced mining activity on the Company's property.

           Cost of products sold increased from $1.5 million in 2001 to almost $2.0 million in 2002. This increase reflected increased amortization of development expenses of $215,582, as well as volume-and product mix-related increases in author royalties and cost of materials.

           Selling, general and administrative expenses increased from $5.6 million in 2001 to $5.7 million in 2002. These SG&A increases were due primarily to increased compensation expenses as the Company built up its technical support operation and sales management of its comprehensive software product lines. At the same time, overall Company headcount was 54 people at the end of 2002 and 2001.

           Income from operations remained constant at $1.2 million in 2002 and 2001. The Company continues to invest in upgrading, marketing and supporting its current products and in creating new research-based products that help teachers, schools and school districts meet increased demands for accountability with decreased funding. The Company believes that many other school software publishers have reduced their investment in product development and support.

           Net interest expense decreased to $47,000 in 2002 from $87,000 in 2001, as the Company continued to pay down acquisition-related debt.

-------------------------------------------------------------------------------
                                                                        Page 16

           Income tax espense in 2002 increased by $536,200 compared to 2001 primarily as a result of the utilization of net operating losses carried forward from prior years in 2002 not being offset by a reduction in the related deferred tax asset valuation allowance as done in 2001 as the allowance was fully eliminated in 2001.

           As a result of the foregoing, the Company's earnings before interest, taxes, depreciation and amortization remained at $1.9 million, unchanged from 2001, while net income decreased to approximately $706,000, or $0.04 per share, in 2002 compared to $1.2 million, or $0.07 per share in 2001 as a result of increased income tax expense.

           2001 IN COMPARISON WITH 2000

           The Company's consolidated revenues increased 53% to $8.3 million in 2001 compared to $5.4 million in 2000. Despite funding shortages faced by many schools due to the slowdown in the U.S. economy, sales of the Company's educational software grew 57%, with sales of existing products growing 28% and acquisitions accounting for the balance of the year-over-year increase.

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

           Educational Activities Software, acquired in January 2001, generated sales of $1,202,682 in 2001. Sales of this product benefited from customer demand for software which focuses on literacy, writing, English as a Second Language and workplace readiness, targeting age-appropriate remedial instruction in basic skills for older learners. The additional sales channels accessed by the Company for the EAS products led to an increase of more than 40% in sales of Educational Activities Software compared to its pre-acquisition sales levels.

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

-------------------------------------------------------------------------------
                                                                        Page 17

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

           Income from operations increased slightly in 2001, which represented a decline as a percentage of revenues to 14.9% from 20.9% in the prior year, primarily as a result of a 223% increase in depreciation and amortization expenses to $680,000 from $211,000 in the prior year. This increase primarily reflected the amortization of the significant investment made by the Company in software development and acquisitions and introduction of new products during the last several years. In addition, the Company incurred approximately $240,000 of additional expensed development costs for the Denali Project Journey Software subsequent to the Denali acquisition in May 2001.

           Net interest expense in 2001 increased to $87,000 from $1,300 in 2000 as a result of purchase money notes and bank borrowings incurred to fund the three acquisitions.

           As a result of the foregoing, the Company's earnings before interest, depreciation, amortization and tax expenses increased 43%, from $1.4 million to $1.9 million, while net income of $1.2 million, or $0.07 per share, in 2001 decreased slightly from $1.3 million, also $0.08 per share, in 2000.

-------------------------------------------------------------------------------
                                                                        Page 18

           LIQUIDITY AND CAPITAL RESOURCES

           The Company has financed its business primarily with cash generated from operating activities and accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in June 2003, provides for maximum borrowings of $1.0 million and is secured by the Company's accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of December 31, 2002, the Company reported a net worth of $4.4 million. As of that date, there were no borrowings outstanding under the Company's line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

           The Company expects that cash generated from operations, supplemented by cash on hand and its line of credit, will provide adequate liquidity to fund the Company's operations over the next year. However, the Company may be required to access additional sources of funding if it pursues significant future acquisitions or there are unanticipated adverse developments in its operations.

           The Company had the following contractual obligations at December 31, 2002:

                                                                    PAYMENTS DUE BY PERIOD
                                                -------------------------------------------------------------
                                                           LESS THAN                                MORE THAN
           CONTRACTUAL OBLIGATIONS                 TOTAL      1 YEAR   1 - 3 YEARS   3 - 5 YEARS      5 YEARS
           --------------------------------------------------------------------------------------------------
           FIRM OBLIGATIONS:
           Long-term debt                       $549,473    $398,852      $150,621            --           --
           Capital lease obligations
             (including interest)                 91,425      28,779        65,346            --           --
           Operating leases                      516,849     233,438       283,411            --           --

           CONTINGENT OBLIGATIONS
           Acquisition earn-out
             payments - maximum                  110,000     110,000            --            --           --
           Guaranteed royalty payments -
             minimum                             190,000      70,000       120,000            --           --

           The Company is instituting a voluntary odd-lot tender offer program through which shareholders owning fewer than 100 shares of common stock of the Company may sell all of their shares to the Company for $0.30 per share. The program begins March 17, 2003 and expires on April 25, 2003 unless extended by the Company. The purpose of the program is to provide a convenient and cost-effective way for shareholders to sell back their shares of the Company and for the Company to reduce the cost of servicing small shareholders. The source of the Company's funds will be cash on hand.

-------------------------------------------------------------------------------
                                                                        Page 19

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

           The financial statements and supplementary information required by this Item 8 are set forth at the pages indicated in Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

-------------------------------------------------------------------------------
                                                                        Page 20

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information contained under the captions "Proposal 1 - Election of Directors - Information Concerning Nominees" and "Information Concerning Executive Officers" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2003 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 11.   EXECUTIVE COMPENSATION

           The information contained under the captions "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Fiscal Year-End Option Values" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2003 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The information regarding security ownership contained under the caption "Proposal 1 Election of Directors - Information Concerning Nominees" in the Company's definitive proxy statement to be filed under Regulation 14A for the Company's 2003 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

                                             EQUITY COMPENSATION PLAN INFORMATION

                                                                                                NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                               FUTURE ISSUANCE UNDER
                                          NUMBER OF SECURITIES TO         WEIGHTED AVERAGE       EQUITY COMPENSATION
                                          BE ISSUED UPON EXERCISE        EXERCISE PRICE OF           PLAN [EXCLUDING
                                          OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS               COLUMN (a)]
           PLAN CATEGORY                            (a)                        (b)                      (c)
           ----------------------------------------------------------------------------------------------------------

           Equity compensation plans
              approved by security
              holders                           1,468,440                         $0.38               748,200

           Equity compensation plans
              not approved by
              security holders                  1,375,000                          0.23             7,225,000
           ----------------------------------------------------------------------------------------------------------

           Total                                2,843,440                                           7,973,200
           ==========================================================================================================

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None.

-------------------------------------------------------------------------------
                                                                        Page 21

ITEM 14.          CONTROLS AND PROCEDURES

                  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                  It is the Chief Executive Officer's and the Chief Financial Officer's responsibility to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

                  During the fourth quarter of 2002, the management of the Company, including the Chief Executive and Financial Officer, evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive and Financial Officer, completed his evaluation.

-------------------------------------------------------------------------------
                                                                        Page 22

                                     PART IV



ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE
           AND REPORTS ON FORM 8-K
                                                                           PAGE

           (a)    (1)    FINANCIAL STATEMENTS:

                               Report of Independent Certified Public
                                 Accountants.................................24
                               Consolidated Balance Sheet at
                                 December 31, 2002 and 2001..................25
                               Consolidated Statement of Operations
                                 for the Years Ended December 31,
                                 2002, 2001 and 2000.........................26
                               Consolidated Statement of Stockholders'
                                 Equity for the Years Ended December 31,
                                 2002, 2001 and 2000.........................27
                               Consolidated Statement of Cash Flows
                                 for the Years Ended December 31,
                                 2002, 2001 and 2000.........................28
                               Notes to Consolidated Financial
                                 Statements.............................29 - 47

           (a)    (2)    FINANCIAL STATEMENT SCHEDULE:

                               Schedule V - Valuation and Qualifying
                                 Accounts 2002, 2001 and 2000................48

           (a)    (3)    CERTIFICATION..................................49 - 50

           (a)    (4)    SIGNATURES..........................................51

           (a)    (5)    EXHIBITS - See Exhibit Index on page 52.

           (b)           REPORTS ON FORM 8-K
                               No current reports on Form 8-K were filed during the quarter ended December 31, 2002.


-------------------------------------------------------------------------------
                                                                        Page 23

[RBG & CO. letterhead]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri


We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly, in all material respects, the information required to be set forth therein.

                                         /s/ RUBIN, BROWN, GORNSTEIN & CO. LLP

                                         RUBIN, BROWN, GORNSTEIN & CO. LLP

St. Louis, Missouri
February 14, 2003

-------------------------------------------------------------------------------
                                                                        Page 24

                               SIBONEY CORPORATION AND SUBSIDIARIES
         --------------------------------------------------------------------------------
                                    CONSOLIDATED BALANCE SHEET

                                          ASSETS

                                                                          DECEMBER 31,
                                                               ----------------------------------
                                                                        2002                2001
                                                               ----------------------------------
CURRENT ASSETS
Cash                                                             $   568,947         $   378,234
Accounts receivable (Notes 3 and 7)                                1,613,674           1,342,262
Inventories (Notes 4 and 7)                                          402,144             285,777
Prepaid expenses                                                     171,041             159,159
Deferred tax asset (Note 10)                                          48,000             480,000
-------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                          2,803,806           2,645,432

PROPERTY AND EQUIPMENT (NOTES 5, 7 AND 8)                            410,789             324,581

GOODWILL, NET                                                        936,688             911,913

OTHER ASSETS (NOTE 6)                                              1,719,952           1,554,321
-------------------------------------------------------------------------------------------------
                                                                 $ 5,871,235         $ 5,436,247
=================================================================================================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt (Note 7)                       $   398,852         $   391,572
Current portion of capitalized lease obligation (Note 8)              24,796               9,889
Accounts payable                                                     294,192             221,921
Accrued expenses                                                     397,423             493,912
-------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                     1,115,263           1,117,294
-------------------------------------------------------------------------------------------------

LONG-TERM LIABILITIES
Long-term debt (Note 7)                                              150,621             509,786
Capitalized lease obligation (Note 8)                                 61,147               1,724
Deferred tax liability (Note 10)                                      93,600              72,200
-------------------------------------------------------------------------------------------------
     TOTAL LONG-TERM LIABILITIES                                     305,368             583,710
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock:
Authorized 100,000,000 shares in 2002, 20,000,000 shares
in 2001 at $0.10 par value; issued and outstanding
16,796,704 in 2002 and 16,744,024 in 2001                          1,679,671           1,674,403
Additional paid-in capital                                            18,908              14,896
Retained earnings                                                  2,752,025           2,045,944
-------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                    4,450,604           3,735,243
-------------------------------------------------------------------------------------------------

                                                                 $ 5,871,235         $ 5,436,247
=================================================================================================

-------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page 25

                                SIBONEY CORPORATION AND SUBSIDIARIES
          --------------------------------------------------------------------------------
                                CONSOLIDATED STATEMENT OF OPERATIONS

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                                     2002                 2001                2000
                                            -------------------------------------------------------

REVENUES                                      $ 8,902,275          $ 8,280,373         $ 5,401,070

COST OF PRODUCT SALES                           1,970,833            1,479,635             895,580

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                      5,727,427            5,566,617           3,378,671
---------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                          1,204,015            1,234,121           1,126,819
---------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest expense, net                             (46,706)             (87,056)             (1,346)
Gain on sale and disposition of assets                 --                6,000                  --
Miscellaneous                                       2,172                2,523               3,057
---------------------------------------------------------------------------------------------------
     TOTAL OTHER INCOME (EXPENSE)                 (44,534)             (78,533)              1,711
---------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                      1,159,481            1,155,588           1,128,530

INCOME TAX (EXPENSE) BENEFIT (NOTE 10)           (453,400)              82,800             189,000
---------------------------------------------------------------------------------------------------

NET INCOME                                    $   706,081          $ 1,238,388         $ 1,317,530
===================================================================================================

EARNINGS PER COMMON SHARE - BASIC             $      0.04          $      0.07         $      0.08
===================================================================================================

EARNINGS PER COMMON SHARE - DILUTED           $      0.04          $      0.07         $      0.08
===================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC                   16,785,146           16,697,872          16,571,822
===================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - DILUTED                 17,175,789           17,455,045          17,267,570
===================================================================================================


-------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page 26

                                           SIBONEY CORPORATION AND SUBSIDIARIES
                     --------------------------------------------------------------------------------
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                           COMMON STOCK          ADDITIONAL     UNREALIZED      RETAINED            TOTAL
                                   ---------------------------      PAID-IN        HOLDING      EARNINGS    STOCKHOLDERS'
                                         SHARES        AMOUNT       CAPITAL           GAIN      (DEFICIT)          EQUITY
                                   ---------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 2000            16,529,844   $ 1,652,985      $    853        $ 6,500   $  (509,974)     $ 1,150,364

ISSUANCE OF COMMON STOCK                128,500        12,850         7,479             --            --           20,329

NET INCOME                                   --            --            --             --     1,317,530        1,317,530

NET DEPRECIATION ON
  INVESTMENT                                 --            --            --         (2,000)           --           (2,000)
--------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000          16,658,344     1,665,835         8,332          4,500       807,556        2,486,223

ISSUANCE OF COMMON STOCK                 85,680         8,568         6,564             --            --           15,132

NET INCOME                                   --            --            --             --     1,238,388        1,238,388

NET APPRECIATION ON
  INVESTMENT                                 --            --            --          1,500            --            1,500

SALE OF INVESTMENT                           --            --            --         (6,000)           --           (6,000)
--------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001          16,744,024     1,674,403        14,896             --     2,045,944        3,735,243

ISSUANCE OF COMMON STOCK                 52,680         5,268         4,012             --            --            9,280

NET INCOME                                   --            --            --             --       706,081          706,081
--------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002          16,796,704   $ 1,679,671      $ 18,908        $    --   $ 2,752,025      $ 4,450,604
==========================================================================================================================

-------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page 27

                                   SIBONEY CORPORATION AND SUBSIDIARIES
             --------------------------------------------------------------------------------
                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                                   2002              2001            2000
                                                           -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $  706,081       $ 1,238,388     $ 1,317,530
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                166,906           141,179          96,118
    Amortization                                                538,042           538,947         114,456
    Deferred income taxes                                       453,400           (82,800)       (189,000)
    Gain on sales and disposition of assets                          --            (6,000)             --
    Change in assets and liabilities:
      Increase in accounts receivable                          (271,412)         (642,396)       (347,649)
      Increase in inventories                                  (116,367)          (61,097)        (35,672)
      (Increase) decrease in prepaid expenses                    33,865           (91,778)         (8,135)
      (Increase) decrease in deposits                            (2,462)           22,365         (26,488)
      Increase (decrease) in accounts payable and
       accrued expenses                                         (24,218)          241,678         159,364
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,483,835         1,298,486       1,080,524
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for equipment                                       (155,136)         (194,257)       (174,685)
  Proceeds from sale of assets, net of related selling
   expenses                                                          --             6,000              --
  Payments for software development costs                      (696,850)         (539,360)       (290,513)
  Payments for assets of unrelated entities                     (29,135)       (1,137,520)       (352,620)
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                          (881,121)       (1,865,137)       (817,818)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                          9,280            15,132          20,329
  Principal payments on capital lease obligation                (23,649)          (22,653)        (22,293)
  Proceeds from long-term debt                                       --           725,000              --
  Principal payments on long-term debt                         (397,632)         (399,148)        (17,544)
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                          (412,001)          318,331         (19,508)
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                 190,713          (248,320)        243,198

CASH - BEGINNING OF YEAR                                        378,234           626,554         383,356
----------------------------------------------------------------------------------------------------------

CASH - END OF YEAR                                           $  568,947       $   378,234     $   626,554
==========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Interest paid                                              $   58,491       $    87,371     $    12,489
----------------------------------------------------------------------------------------------------------
  Noncash investing and financing activities (Note 11)
----------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.        Page 28

                      SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000




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

         INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

         PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost, less accumulated depreciation computed using principally the straight-line method. Assets are depreciated over periods ranging from three to 39 years.

-------------------------------------------------------------------------------
                                                                        Page 29

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the respective accounts and any gain or loss realized from disposition is reflected in operations.


         ADVERTISING

         The Company expenses the costs of advertising as incurred except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of catalog advertising to which sales orders are directly attributed. The capitalized cost of the advertising is amortized over a 12-month period following the issuance of the catalog. At December 31, 2002 and 2001, $95,993 and $99,094, respectively, of advertising costs were capitalized. Advertising expense amounted to $546,863 in 2002, $604,586 in 2001 and $447,133 in 2000.

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

-------------------------------------------------------------------------------
                                                                        Page 30

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         STOCK BASED COMPENSATION

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), in 1997. As permitted by SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."


         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------
                                                                 2002                2001               2000
                                                   ----------------------------------------------------------

Net income, as reported                                     $ 706,081         $ 1,238,388        $ 1,317,530
Deduct: total stock-based employee
   compensation expense determined
   under fair value-based method for all
   awards, net of tax effects                                 108,231              77,001            173,504
-------------------------------------------------------------------------------------------------------------

Pro forma net income                                        $ 597,850         $ 1,161,387        $ 1,144,026
=============================================================================================================

Earnings per share:
   Basic - as reported                                           0.04                0.07               0.08
   Basic - pro forma                                             0.04                0.07               0.07

   Diluted - as reported                                         0.04                0.07               0.08
   Diluted - pro forma                                           0.03                0.07               0.07


         INCOME TAXES

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus deferred taxes relating primarily to software development costs and to operating losses that are available to offset future taxable income and differences in the basis of accounting for software development costs.

-------------------------------------------------------------------------------
                                                                        Page 31

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment. SFAS 142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. In addition, intangible assets (other than goodwill) that have finite useful lives will continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years.

         The Company adopted SFAS 142 effective January 1, 2002 and, accordingly, has ceased amortizing amounts related to goodwill starting January 1, 2002. The balance of goodwill is related to the Company's subsidiary, Siboney Learning Group, Inc. (SLG). In accordance with SFAS 142, the Company performed a goodwill impairment review. However, since SLG stock is not traded separately and because its assets account for more than 99% of the consolidated assets, the Company used its consolidated market capitalization as the fair value of the Company in assessing impairment. The Company compared its fair value with the carrying amount of assets and determined that none of the goodwill recorded was impaired.

         The following is a reconciliation of reported net income adjusted for adoption of SFAS 142:

                                                              2002                2001               2000
                                                ----------------------------------------------------------

Reported net income                                      $ 706,081         $ 1,238,388        $ 1,317,530
Add back:  Goodwill amortization                                --             209,612             34,690
----------------------------------------------------------------------------------------------------------

Pro forma net income                                     $ 706,081         $ 1,448,000        $ 1,352,220
==========================================================================================================

Basic earnings per share - as reported                   $    0.04         $      0.07        $      0.08
Basic earnings per share - pro forma                          0.04                0.09               0.08

Diluted earnings per share - as reported                      0.04                0.07               0.08
Diluted earnings per share - pro forma                        0.04                0.08               0.08


-------------------------------------------------------------------------------
                                                                        Page 32

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued SFAS No. 143, "Asset Retirement Obligations". The new standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 is not expected to impact the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 143 in 2003.

         In 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other nonsubstantive technical corrections to existing pronouncements. Adoption of SFAS No. 145 had no impact on the Company's consolidated financial position or results of operations.

         The Financial Accounting Standards Board has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 in 2003. Adoption of SFAS No. 146 is not expected to impact the Company's consolidated financial position or results of operations.


2.       OPERATIONS

         The Company operates in only one segment.

         The Company's operations consist of the publishing and distribution of educational software products through Siboney Learning Group, a wholly-owned subsidiary. Sales are made through a network of independent distributors throughout the country as well as through its own catalogs and sales force.

         The Company also holds interests in certain coal, oil and gas natural resources which are not considered to be material.

         During 2001, the Company acquired certain assets or stock of various unrelated entities. These acquisitions were accounted for using the purchase method with the results of operations included in the Company's consolidated statement of operations from the dates of acquisition.

-------------------------------------------------------------------------------
                                                                        Page 33

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

         On January 1, 2001, the Company purchased the stock of an educational software company for $844,383, including acquisition costs. The acquisition was financed through a cash payment of $550,000 at closing and a non-interest bearing note discounted at the Company's borrowing rate at the time of acquisition and payable in 12 quarterly installments of $25,000. The $550,000 cash payment was provided by funds on hand in addition to a term loan from the Company's bank for $325,000. The loan bears interest at 0.25% above the prime rate, with monthly principal payments of $6,771 plus interest and is due in January 2005. This note is secured by the Company's accounts receivable, inventory and equipment.

         On May 7, 2001, the Company acquired certain assets of an educational software company for an aggregate price of $595,051, including acquisition costs. The acquisition was financed through a cash payment of $540,000 at or near closing and a non-interest bearing note discounted at the Company's borrowing rate at the time of acquisition and payable in one installment of $50,000 due one year after the sale. The $540,000 cash payment was provided by funds on hand in addition to a term loan from the Company's bank for $400,000. The loan bears interest at 0.25% above the prime rate, with monthly principal payments of $8,025 plus interest and is due in May 2004. This note is secured by the Company's accounts receivable, inventory and equipment.

         The total purchase price of the two acquisitions was allocated as follows:

                                                    JANUARY 2001               MAY 2001
                                                 ----------------------------------------

         Goodwill                                      $ 445,536              $ 363,650
         Software development costs                      298,847                131,401
         Covenants not to compete                        100,000                100,000
         --------------------------------------------------------------------------------

                                                       $ 844,383              $ 595,051
         ================================================================================

         See Note 17 for the pro forma effect of the acquisitions.


3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of:

                                                                2002               2001
                                                 ----------------------------------------

         Accounts receivable                             $ 1,676,827        $ 1,394,112
         Less:  Allowance for doubtful accounts               63,153             51,850
         --------------------------------------------------------------------------------

                                                         $ 1,613,674        $ 1,342,262
         ================================================================================

         Accounts receivable are pledged as collateral for notes payable
         (Note 7).

-------------------------------------------------------------------------------
                                                                        Page 34

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


4.       INVENTORIES

         Inventories consist of:

                                                                2002               2001
                                                 ----------------------------------------

         Raw materials                                     $ 336,191          $ 196,512
         Finished goods                                       65,953             89,265
         --------------------------------------------------------------------------------

                                                           $ 402,144          $ 285,777
         ================================================================================

         Inventories are pledged as collateral for notes payable (Note 7). Inventories are net of a reserve for obsolescence of $29,300 and $15,272 at December 31, 2002 and 2001, respectively.


5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                                2002               2001
                                                  ---------------------------------------

         Leasehold improvements                          $    70,223          $  54,703
         Office equipment, furniture and fixtures            679,113            577,264
         Machinery and equipment                             442,143            306,398
         --------------------------------------------------------------------------------
                                                           1,191,479            938,365
         Less:  Accumulated depreciation                     780,690            613,784
         --------------------------------------------------------------------------------

                                                         $   410,789          $ 324,581
         ================================================================================

         Assets held under capital leases totaled $187,136 and $89,158 at December 31, 2002 and 2001. Accumulated depreciation related to these leased assets amounted to $103,249 and $77,301 at December 31, 2002 and 2001, respectively. Amortization expense of capital lease assets is included in depreciation expense.

         Depreciation charged to operations amounted to $166,906 in 2002, $141,179 in 2001 and $96,118 in 2000.

         Certain equipment is pledged as collateral for notes payable (Note 7).

-------------------------------------------------------------------------------
                                                                        Page 35

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


6.       GOODWILL AND OTHER ASSETS

         GOODWILL

         Goodwill represents the purchase price of the acquired companies' assets in excess of the fair value of those net assets at the date of acquisition and, prior to January 1, 2002, was being amortized on a straight-line basis over five years, which approximated the life of the acquired assets. There was no amortization of goodwill charged to operations in 2002 with the adoption of SFAS 142. Amortization of goodwill charged to operations amounted to $209,612 in 2001 and $34,690 in 2000 (Note 1).

         OTHER ASSETS

         Other assets, net of accumulated amortization, consist of:

                                                                2002               2001
                                                 ----------------------------------------

         Software development costs                      $ 1,696,701        $ 1,408,532
         Covenants not to compete                             16,666            141,666
         Deposits                                              6,585              4,123
         --------------------------------------------------------------------------------

                                                         $ 1,719,952        $ 1,554,321
         ================================================================================

         Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a modified declining balance method over a period of four years.

         During 2002 and 2001, $695,585 and $539,360, respectively, of software development costs were capitalized. Through the acquisitions discussed in Note 2, the Company capitalized an additional $430,248 of software development costs in 2001. Amortization of software development costs charged against earnings amounted to $407,416, $196,002 and $54,766 in 2002, 2001 and 2000, respectively. Software development costs not capitalized are expensed in the year incurred and totaled approximately $299,000, $346,000 and $342,000 in 2002, 2001 and 2000, respectively.

         Covenants not to compete are being amortized on a straight-line basis over two years, which is the life of the covenant agreements. Amortization of these covenants charged to operations amounted to $125,000, $133,333 and $25,000 in 2002, 2001 and 2000 respectively.

-------------------------------------------------------------------------------
                                                                        Page 36

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

7.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                       2002               2001
                                                            ------------------------------------

         Notes payable - bank, face amount of $725,000,
         secured by accounts receivable, inventory and
         fixed assets, payable in monthly installments
         of $8,025 and $6,771 plus interest at the bank's
         prime rate plus 0.25%, final payments due in
         May 2004 and January 2005 (Note 2)                       $ 303,797          $ 477,492

         Notes payable - seller financed, face amount of
         $546,646, unsecured, payable in quarterly
         installments of $25,000 including interest at
         the Company's implicit borrowing rate at the time
         of acquisition of 10.25%, final payments due in
         December 2003 and January 2004 (Note 2)                    209,845            377,462

         Note payable - finance company, unsecured,
         payable in monthly installments of $5,265
         including interest at 8.5%, final payment due
         in July 2003                                                35,831                 --

         Note payable - seller financed, face amount
         of $46,404, unsecured, paid in full in May
         2002 including interest at the Company's
         implicit borrowing rate at the time of
         acquisition of 7.75% (Note 2)                                   --             46,404
------------------------------------------------------------------------------------------------
                                                                    549,473            901,358
         Less:  Current maturities                                  398,852            391,572
------------------------------------------------------------------------------------------------

                                                                  $ 150,621          $ 509,786
================================================================================================

         The Company has a $1,000,000 revolving line-of-credit agreement with a bank. The outstanding debt is due on demand, and if no demand is made, the outstanding debt is due on June 1, 2003. The agreement, secured by accounts receivable, inventory and equipment, requires monthly interest payments on the outstanding balance at the lender's prime rate. As of December 31, 2002 and 2001, no amounts were outstanding under the line-of-credit agreement. The revolving credit agreement with the bank requires the Company to maintain a minimum net worth of $2,500,000.

         The weighted average interest rate on the Company's borrowings was 6.97%, 8.39% and 9.96% for the years ended December 31, 2002, 2001 and 2000, respectively. Interest expense amounted to $53,771, $96,186 and $12,489 for the years ended December 31, 2002, 2001 and 2000, respectively.

-------------------------------------------------------------------------------
                                                                        Page 37

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The carrying value of these notes payable approximates their fair value. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining risk factors and maturities.

         The scheduled maturities of long-term debt at December 31, 2002 are as follows:

         YEAR                                              AMOUNT
         ---------------------------------------------------------

         2003                                           $ 398,852
         2004                                             143,850
         2005                                               6,771
         ---------------------------------------------------------

                                                        $ 549,473
         =========================================================

8.       CAPITAL LEASES

         The Company has entered into two capital lease agreements. One agreement is for a computer equipment with a cost of $35,809. The lease provides for payments which are the equivalent of principal and interest at 7.8%, payable in monthly installments of $840, with final payment due in February 2003. The other agreement is for a phone system with a cost of $97,978. The lease provides for payments which are the equivalent of principal and interest at 5.5%, payable in monthly installments of $2,253, with final payment due in May 2006.

         The future minimum annual lease payments under the capital leases are:

         YEAR                                              AMOUNT
         ---------------------------------------------------------
         2003                                            $ 28,779
         2004                                              27,039
         2005                                              27,039
         2006                                              11,268
         ---------------------------------------------------------
                                                           94,125
         Less: Amount representing interest                 8,182
         ---------------------------------------------------------
                                                           85,943
         Less: Current maturities                          24,796
         ---------------------------------------------------------

                                                         $ 61,147
         =========================================================

-------------------------------------------------------------------------------
                                                                        Page 38

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



9.       DEFERRED COMPENSATION PLAN

         On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax deferred basis. The plan provides for matching contributions on a graduated scale, up to 3.6% of the employee's annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company's contribution to the 401(k) plan was approximately $62,500 in 2002, $67,000 in 2001 and $63,000 in 2000.


10.      INCOME TAXES

         The income tax (expense) benefit consists of:

                                                           2002               2001                2000
                                             ----------------------------------------------------------

         Federal and state income tax
            at statutory rates                       $  343,000         $  424,000          $  342,000
         Utilization of net operating loss
            carryforwards                              (343,000)          (424,000)           (342,000)
         Deferred income taxes                         (453,400)            82,800             189,000
         ----------------------------------------------------------------------------------------------

                                                     $ (453,400)        $   82,800          $  189,000
         ==============================================================================================


-------------------------------------------------------------------------------
                                                                        Page 39

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities, as shown in the accompanying consolidated balance sheet, include the following components:

                                                                   2002               2001
                                                     ---------------------------------------

         Deferred Tax Assets
             Inventory obsolescence and uniform
               capitalization                                 $  24,000          $  19,600
             Allowance for doubtful accounts                     24,000             21,000
             Goodwill, noncompete agreements and
               purchased software development costs             205,100             96,500
             Net operating loss carryovers                      245,500            624,000
             Property and equipment                                  --              3,200
         -----------------------------------------------------------------------------------
                   Total deferred tax assets                    498,600            764,300
         -----------------------------------------------------------------------------------

         Deferred Tax Liabilities
             Property and equipment                              15,000                 --
             Capitalized software development costs             529,200            356,500
         -----------------------------------------------------------------------------------
                   Total deferred tax liabilities               544,200            356,500
         -----------------------------------------------------------------------------------

                   Net deferred tax assets (liabilities)      $ (45,600)         $ 407,800
         ===================================================================================

         Based on the Company's net income over the three years in the period ended December 31, 2002 and on the Company's budgeted results of operations for 2003, management has determined that no deferred tax asset valuation allowance is necessary at December 31, 2002.

         The deferred tax assets and liabilities include the following components:

                                                                   2002               2001
                                                         -----------------------------------

         Net current deferred tax assets                      $  48,000          $ 480,000
         Net long-term deferred tax liabilities                 (93,600)           (72,200)
         -----------------------------------------------------------------------------------

                                                              $ (45,600)         $ 407,800
         ===================================================================================


-------------------------------------------------------------------------------
                                                                        Page 40

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The net operating loss carryovers for federal income tax purposes of approximately $646,000 at December 31, 2002 are available to reduce future taxable income as follows:


                                               AMOUNT OF UNUSED
                                                 OPERATING LOSS
         EXPIRATION DATE                          CARRYFORWARDS
         --------------------------------------------------------

         2017                                         $ 528,000
         2018                                           118,000
         --------------------------------------------------------

                                                      $ 646,000
         ========================================================

         The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

                                                                      2002           2001          2000
                                                                 -----------------------------------------

         Statutory rate                                                 34%            34%           34%

         State income taxes, net of federal benefits                     4              4             4

         Effect of expiration of net operating losses
            carried forward                                             --             28           107

         Realization of deferred tax asset valuation
            allowance                                                   --            (76)         (159)

         Other                                                           1              3            (3)
         -------------------------------------------------------------------------------------------------


                                                                        39%            (7%)         (17%)
         =================================================================================================


11.      SUPPLEMENTAL CASH FLOW INFORMATION

         In 2002, the Company financed the purchase of assets of $97,978 through a capital lease and the addition of prepaid expenses through a note payable of $45,747.

         In 2001, the Company financed the purchases of the assets of educational software companies through notes payable of $302,038.


-------------------------------------------------------------------------------
                                                                        Page 41

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


12.      STOCK OPTION PLANS

         The Company's 1997 Incentive Stock Option Plan (the "1997 Plan") provides for granting to key employees of the Company or its subsidiaries options to purchase a maximum of 2,400,000 shares of the Company's common stock. The 1997 Plan provides for the granting of options which qualify as incentive stock options, within the meaning of
         Section 422 of the Internal Revenue Code. All options granted under the 1997 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. The 1997 Plan has a maximum term of ten years.

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

         The weighted-average fair value of options at date of grant for options granted during 2002, 2001 and 2000 was $0.23, $0.46 and $0.44 per option, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

                                                    2002               2001                2000
                                      ----------------------------------------------------------

         Expected option life                  2.6 YEARS          2.9 years           3.1 years
         Risk free interest rate                   2.92%              5.00%               6.00%
         Expected volatility                      93.84%            123.98%             107.27%
         Expected dividend yield                      --                 --                  --

-------------------------------------------------------------------------------
                                                                        Page 42

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         A summary of stock option activity for 2002, 2001 and 2000 is as follows:

                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                         NUMBER OF                PRICE PER     EXERCISE
                                                            SHARES                    SHARE        PRICE
                                                  -------------------------------------------------------

         Balance - January 1, 2000                       1,447,500          $0.1275 - $0.18       $ 0.14

         Granted                                           540,000            $0.56 - $0.62         0.57

         Exercised                                        (128,500)          $0.16 - $0.165         0.17

         Forfeited/Expired                                (125,000)         $0.1275 - $0.56         0.21
         ------------------------------------------------------------------------------------------------

         Balance - December 31, 2000                     1,734,000           $0.1275 -$0.62         0.27

         Granted                                           753,900          $0.495 - $0.655         0.55

         Exercised                                         (85,680)        $0.1275 - $0.515         0.18

         Forfeited/Expired                                 (77,900)         $0.1275 - $0.56         0.49
         ------------------------------------------------------------------------------------------------

         Balance - December 31, 2001                     2,324,320         $0.1275 - $0.655         0.35

         Granted                                           724,200            $0.23 - $0.38         0.32

         Exercised                                         (52,680)        $0.1275 - $0.515         0.18

         Forfeited/Expired                                (152,400)           $0.16 - $0.56         0.40
         ------------------------------------------------------------------------------------------------

         Balance - December 31, 2002                     2,843,440         $0.1275 - $0.655       $ 0.35
         ================================================================================================

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                                OUTSTANDING OPTIONS                             EXERCISABLE OPTIONS
                              --------------------------------------------------------    --------------------------------
                    RANGE OF                      WEIGHTED AVERAGE           WEIGHTED                            WEIGHTED
                    EXERCISE      NUMBER OF        REMAINING YEARS            AVERAGE         NUMBER OF           AVERAGE
                      PRICES        OPTIONS    OF CONTRACTUAL LIFE     EXERCISE PRICE           OPTIONS    EXERCISE PRICE
         -----------------------------------------------------------------------------------------------------------------
         $0.1275 - $0.6550        2,843,440                    2.6             $ 0.35         1,910,308             $0.31

-------------------------------------------------------------------------------
                                                                        Page 43

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



13.      EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding of 16,785,146 in 2002, 16,697,872 in 2001 and 16,571,822 in 2000.

         Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding of 17,175,789 in 2002, 17,455,045 in 2001 and 17,267,570 in
         2000.

         The determination of the numerator and denominator for the computation of basic and diluted earnings per common share is as follows:

                                                                  2002               2001                2000
                                              ----------------------------------------------------------------
         Numerator for basic and diluted earnings
            per share - income available to
            common shareholders                            $   706,081        $ 1,238,388         $ 1,317,530
         =====================================================================================================

         Denominator:
            Weighted average number of common
               shares used in basic EPS                     16,785,146         16,697,872          16,571,822

            Effect on dilutive securities:
               Common stock options                            390,643            757,173             695,748
         -----------------------------------------------------------------------------------------------------

         Weighted average number of common
            shares and dilutive potential common
            stock used in diluted EPS                       17,175,789         17,455,045          17,267,570
         =====================================================================================================

         For additional disclosures regarding stock options, see Notes 1 and 12.


14.      COMMITMENTS

         LEASE COMMITMENTS

         The Company leases office and warehouse space under operating leases which expire at various dates through May 2005. Total rent expense under all operating leases was $227,579, $196,238 and $109,381 in 2002, 2001 and 2000, respectively.

-------------------------------------------------------------------------------
                                                                        Page 44

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)


         The future minimum annual rentals under the remaining leases are as follows:

         YEAR                                              AMOUNT
         ---------------------------------------------------------

         2003                                           $ 233,438
         2004                                             205,987
         2005                                              77,424
         ---------------------------------------------------------

                                                        $ 516,849
         =========================================================

         GUARANTEED ROYALTY AGREEMENT

         The Company has an agreement with a publishing company for software licensing. The terms of the agreement require minimum royalty payments up to 20% on sales of selected products.

         The future minimum annual guaranteed royalties payable under the agreement are as follows:

         YEAR                                              AMOUNT
         ---------------------------------------------------------

         2003                                           $  70,000
         2004                                             120,000
         ---------------------------------------------------------

                                                        $ 190,000
         =========================================================


15.      SIGNIFICANT CUSTOMERS AND SUPPLIERS

         In 2002, Brainstorm USA, LLC and Hart, Incorporated each accounted for approximately 12% of the Company's revenues. In 2001 and 2000, Brainstorm USA, LLC accounted for approximately 10% and 11%, respectively, of the Company's revenues. Accounts receivable from these two customers totaled approximately $342,000 at December 31, 2002. There was not a significant concentration of accounts receivable from customers at December 31, 2001.

         There were no significant suppliers for 2002, 2001 and 2000.

-------------------------------------------------------------------------------
                                                                        Page 45

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)



16.      SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following are unaudited comparative quarterly summaries of the consolidated results of operations of the Company for the years ended December 31, 2002 and 2001. The summaries were prepared using accounting principles generally accepted in the United States of America and, in the opinion of the Company's management, include all adjustments, consisting of normally recurring accruals, necessary for a fair presentation of the results of operations for the respective quarterly periods.

                      FIRST QUARTER      SECOND QUARTER     THIRD QUARTER      FOURTH QUARTER       TOTAL
                    ------------------ ------------------------------------ ------------------ -------------------
                                  PER                PER               PER                PER              PER
                     AMOUNT     SHARE    AMOUNT    SHARE    AMOUNT   SHARE     AMOUNT   SHARE    AMOUNT  SHARE (1)
                    ----------------------------------------------------------------------------------------------
2002                                    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
----

NET SALES            $ 1,868            $ 3,074            $ 1,916            $ 2,044           $ 8,902

GROSS PROFIT           1,436              2,439              1,451              1,605             6,931

INCOME BEFORE
 INCOME TAXES             45                862                 68                184             1,159

NET INCOME                45       --       491     0.03        73      --         97    0.01       706      0.04

2001
----

NET SALES              2,001              2,418              1,951              1,910             8,280

GROSS PROFIT           1,703              2,106              1,517              1,475             6,801

INCOME (LOSS)
  BEFORE INCOME
  TAXES                  477                791                 19               (131)            1,156

NET INCOME (LOSS)        477     0.03       791     0.05        19      --        (49)     --     1,238      0.07

         (1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year. The per share amounts presented represent earnings per share on both a basic and diluted basis.

17.      PRO FORMA INFORMATION (UNAUDITED)

         The following pro forma consolidated information of the Company, for the years ended December 31, 2001 and 2000, gives effect to the acquisitions disclosed in Note 2 as if they were effective January 1, 2001. The information gives effect to the acquisitions under the purchase method of accounting.

         The pro forma information may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

-------------------------------------------------------------------------------
                                                                        Page 46

SIBONEY CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
Notes To Consolidated Financial Statements (Continued)

                                                                          PRO FORMA
                                                                         DECEMBER 31,
                                                       ------------------------------------
         (In thousands, except per share data)                     2001               2000
         ----------------------------------------------------------------------------------

         Net operating revenue                                  $ 8,280            $ 7,206
         Net income                                               1,118              1,178
         Net income available to common stockholders              1,118              1,178
         Earnings per common share - basic                         0.07               0.07
         Earnings per common share - diluted                       0.06               0.06


-------------------------------------------------------------------------------
                                                                        Page 47

                                             SIBONEY CORPORATION
-------------------------------------------------------------------------------------------------------------
                                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                   FOR YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                 ADDITIONS          DEDUCTIONS
                                                              -------------    ----------------
                                                BALANCE AT      CHARGED TO         CHARGES FOR     BALANCE AT
                                                 BEGINNING       COSTS AND       WHICH RESERVE            END
DESCRIPTION                                      OF PERIOD        EXPENSES         WAS CREATED      OF PERIOD
--------------------------------------------------------------------------------------------------------------

Reserves deducted in the balance sheet from
 the assets to which they apply:
  Accounts receivable allowance
   for doubtful accounts
    2000                                        $   12,857        $ 14,632           $  (9,466)      $ 18,023
    2001                                            18,023          47,220             (13,393)        51,850
    2002                                            51,850          36,072              24,769         61,153
  Inventory valuation account
    2000                                            42,988              --             (23,662)        19,322
    2001                                            19,322              --              (4,050)        15,272
    2002                                            15,272          97,378             (83,350)        29,300
  Deferred tax asset valuation
    2000                                         1,523,000              --            (647,000)       876,000
    2001                                           876,000              --            (876,000)            --
    2002                                                --              --                  --             --
Investments in natural resources allowance
 for depreciation and cost depletion of
 natural resources
    2000                                           145,821              --                  --        145,821
    2001                                           145,821              --                  --        145,821
    2002                                           145,821              --                  --        145,821



-------------------------------------------------------------------------------
                                                                        Page 48

                                  CERTIFICATION

I, Timothy J. Tegeler, certify that:

1. I have reviewed this annual report on Form 10-K of Siboney Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

-------------------------------------------------------------------------------
                                                                        Page 49

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 7, 2003

                                        /s/ Timothy J. Tegeler
                                        --------------------------
                                        Timothy J. Tegeler
                                        Chairman of the Board and
                                        Chief Executive and Financial Officer

-------------------------------------------------------------------------------
                                                                        Page 50

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SIBONEY CORPORATION
                                                  -------------------
                                                      (Registrant)

Date: March 25, 2003                BY:      /s/  Timothy J. Tegeler
                                        ---------------------------------------
                                             Timothy J. Tegeler
                                             Chief Executive and
                                             Financial Officer and
                                             Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 25, 2003                BY:  /s/ Timothy J. Tegeler
                                        ---------------------------------------
                                             Timothy J. Tegeler, Director


Date: March 25, 2003                BY:  /s/ William D. Edwards, Jr.
                                        ---------------------------------------
                                             William D. Edwards, Jr., Director


Date: March 25, 2003                BY:  /s/ Rebecca M. Braddock
                                        ---------------------------------------
                                             Rebecca M. Braddock, Director


Date: March 25, 2003                BY:   /s/ Alan G. Johnson
                                        ---------------------------------------
                                              Alan G. Johnson, Director


Date: March 25, 2003                BY:  /s/  Ernest R. Marx
                                        ---------------------------------------
                                              Ernest R. Marx, Director


Date: March 25, 2003                BY:  /s/  Lewis B. Shepley
                                        ---------------------------------------
                                              Lewis B. Shepley, Director



-------------------------------------------------------------------------------
                                                                        Page 51

                                  EXHIBIT INDEX

-------------------------------------------------------------------------------




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

  21           Subsidiaries of the Company, filed herewith

  23 Consent of Rubin, Brown, Gornstein & Co. LLP, Independent Auditors, filed herewith.

  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Management contract or compensatory plan


-------------------------------------------------------------------------------
                                                                        Page 52