Form 10-Q
period 2003-03-31
SIBONEY CORP
filed 2003-05-15
CIK 90057

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

       Title of class of                       Number of shares outstanding
        common stock                           as of the date of this report
       -----------------                       -----------------------------

   COMMON STOCK, PAR VALUE                               16,996,704
         $.10 PER SHARE

                                    INDEX


PART I    FINANCIAL INFORMATION

 ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet, March 31,
            2003 and December 31, 2002                                      3

          Condensed Consolidated Statement of Stockholders' Equity,
            March 31, 2003 and December 31, 2002                            4

          Condensed Consolidated Statement of Operations,
            Three Months Ended March 31, 2003
            and March 31, 2002                                              5

          Condensed Consolidated Statement of Cash Flows, Three
            Months Ended March 31, 2003 and March 31, 2002                  6

          Notes to Unaudited Condensed Consolidated Financial Statements    7

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10

 ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                             13

 ITEM 4.    CONTROLS AND PROCEDURES                                         13

PART II   OTHER INFORMATION

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES                                                                  14

CERTIFICATIONS                                                              15

                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------
                                SIBONEY CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                            (UNAUDITED)
                                               ASSETS
                                               ------
                                                                                        DECEMBER 31,
                                                                       MARCH 31,         2002 (SEE
                                                                         2003           NOTE BELOW)
                                                                     -----------        -----------
CURRENT ASSETS
--------------
 Cash                                                                $   429,066        $   568,947
 Accounts receivable                                                   1,026,270          1,613,674
 Inventories                                                             399,822            402,144
 Prepaid expenses                                                        157,811            171,041
 Deferred tax asset                                                      198,000             48,000
                                                                     -----------        -----------
   TOTAL CURRENT ASSETS                                                2,210,969          2,803,806

PROPERTY AND EQUIPMENT (Net of accumulated depreciation of
----------------------
  $722,166 at March 31, 2003 and $780,690 at December 31, 2002)          387,390            410,789

OTHER ASSETS (NOTE 3)                                                  2,721,093          2,656,640
                                                                     -----------        -----------

                                                                     $ 5,319,452        $ 5,871,235
                                                                     ===========        ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES
-------------------
 Current portion of long-term debt                                   $   356,043        $   398,852
 Current portion of capitalized lease obligation                          23,383             24,796
 Accounts payable                                                        110,609            294,192
 Accrued expenses                                                        339,332            397,423
                                                                     -----------        -----------
   TOTAL CURRENT LIABILITIES                                             829,367          1,115,263
                                                                     -----------        -----------
LONG-TERM LIABILITIES
---------------------
 Long-term debt                                                          105,934            150,621
 Capitalized lease obligation                                             55,183             61,147
 Deferred tax liability                                                   93,600             93,600
                                                                     -----------        -----------
    TOTAL LONG-TERM LIABILITIES                                          254,717            305,368
                                                                     -----------        -----------
STOCKHOLDERS' EQUITY
--------------------
 Common stock:
   Authorized 100,000,000 shares at $0.10 par value; issued
     and outstanding 16,996,704 at March 31, 2003 and
     16,796,704 at December 31, 2002                                   1,699,671          1,679,671
Additional paid-in capital                                                25,658             18,908
Retained earnings                                                      2,510,039          2,752,025
                                                                     -----------        -----------
   TOTAL STOCKHOLDERS' EQUITY                                          4,235,368          4,450,604
                                                                     -----------        -----------

                                                                     $ 5,319,452        $ 5,871,235
                                                                     ===========        ===========


NOTE: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date and condensed.
See accompanying notes to unaudited condensed consolidated financial statements.

                                           SIBONEY CORPORATION AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        (UNAUDITED)

                                    COMMON STOCK
                           -------------------------------
                                                                 ADDITIONAL                               TOTAL
                                                                 PAID-IN               RETAINED           STOCKHOLDERS'
                              SHARES           AMOUNT            CAPITAL               EARNINGS           EQUITY
                           -----------------------------------------------------------------------------------------------
BALANCE -
 DECEMBER 31, 2002          16,796,704      $ 1,679,671          $ 18,908            $ 2,752,025          $ 4,450,604

ISSUANCE OF COMMON
 STOCK                         200,000           20,000             6,750                     --               26,750

NET LOSS                            --               --                --               (241,986)            (241,986)
                           -----------------------------------------------------------------------------------------------
BALANCE -
 MARCH 31, 2003             16,996,704      $ 1,699,671          $ 25,658            $ 2,510,039          $ 4,235,368
                           ===============================================================================================



See accompanying notes to unaudited condensed consolidated financial statements.

                            SIBONEY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                        (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                    ----------------------------------
                                                            2003               2002
                                                            ----               ----
REVENUES                                              $1,529,428         $1,868,230

COST OF PRODUCT SALES                                    378,134            432,221

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                               1,535,978          1,385,159
                                                      ----------         ----------
INCOME (LOSS) FROM OPERATIONS                           (384,684)            50,850
                                                      ----------         ----------


OTHER INCOME (EXPENSE)
 Interest Expense                                         (7,637)            (6,760)
 Miscellaneous                                               335                971
                                                      ----------         ----------
TOTAL OTHER EXPENSE                                       (7,302)            (5,789)
                                                      ----------         ----------

INCOME (LOSS) BEFORE INCOME TAXES                       (391,986)            45,061
                                                      ----------         ----------
INCOME TAX BENEFIT                                       150,000                  -
                                                      ==========         ==========

NET INCOME (LOSS)                                     $ (241,986)        $   45,061
                                                      ==========         ==========

EARNINGS (LOSS) PER COMMON SHARE-BASIC                $    (0.01)        $     0.00
                                                      ==========         ==========
EARNINGS (LOSS) PER COMMON SHARE-DILUTED              $    (0.01)        $     0.00
                                                      ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING-BASIC                                    16,890,037         16,768,150
                                                      ==========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING-DILUTED                                  17,225,519         17,239,362
                                                      ==========         ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                                     SIBONEY CORPORATION AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                    2003              2002
                                                                                    ----              ----
CASH FLOWS FROM OPERATIONS
--------------------------
  Net income (loss)                                                              $(241,986)        $  45,061
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation                                                                    51,216            34,297
    Amortization                                                                   123,870           133,071
    Deferred income tax                                                           (150,000)               --
    Change in assets and liabilities:
      Decrease in accounts receivable                                              587,404            19,289
      (Increase) decrease in inventories                                             2,323           (21,780)
      (Increase) decrease in prepaid expenses & deposits                             4,977           (15,594)
      Decrease in accounts payable and accrued expenses                           (241,674)         (146,051)
                                                                                 ---------         ---------
NET CASH PROVIDED BY OPERATIONS                                                    136,130            48,293
                                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Payments for equipment                                                           (27,815)          (26,494)
  Payments for capitalized software development cost                              (143,355)         (185,876)
  Payments for assets of unrelated entity                                          (36,718)          (30,402)
                                                                                 ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                             (207,888)         (242,772)
                                                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of common stock                                            26,750             6,980
  Proceeds from long-term debt                                                          --           260,000
  Payments on capital leases                                                        (7,376)           (2,401)
  Principal payments on long-term debt                                             (87,497)          (87,737)
                                                                                 ---------         ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (68,123)          176,842
                                                                                 ---------         ---------

NET DECREASE IN CASH                                                              (139,881)          (17,637)

CASH - BEGINNING OF PERIOD                                                         568,947           378,234
                                                                                 ---------         ---------

CASH - END OF PERIOD                                                             $ 429,066         $ 360,597
                                                                                 =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                                                  $   8,410         $   7,808


See accompanying notes to unaudited condensed consolidated financial statements.

                    SIBONEY CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2003 AND 2002

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2003, the condensed consolidated statement of operations for the three-month periods ended March 31, 2003 and 2002 and the condensed consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only recurring adjustments) necessary to present fairly the financial position at March 31, 2003 and the results of operations for all of the periods reported have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

    Inventories consist of:

                                              MARCH 31, 2003         DECEMBER 31, 2002
                                              --------------         -----------------
      Raw materials                                 $300,548                  $336,191

      Finished goods                                  99,274                    65,953
                                                    --------                  --------

                                                    $399,822                  $402,144
                                                    ========                  ========

3.  OTHER ASSETS

    Other assets consist of:

                                              MARCH 31, 2003         DECEMBER 31, 2002
                                              --------------         -----------------
      Software development costs                  $2,504,062                $2,360,707

      Goodwill                                     1,223,334                 1,186,616

      Covenants not to compete                       300,000                   300,000

      Deposits                                        14,835                     6,585
                                                  ----------                ----------

                                                   4,042,231                 3,853,908

      Less: Accumulated amortization               1,321,138                 1,197,268
                                                  ----------                ----------

                                                  $2,721,093                $2,656,640
                                                  ==========                ==========

The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized at the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for each product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization begins when the product is available for general release to customers.

Goodwill represents the purchase price of an acquired company's assets in excess of the fair value of those net assets at the date of acquisition.

Covenants not to compete are being amortized on a straight-line basis over two years, which is the life of the covenant agreements.

Amortization expense charged against earnings amounted to:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                     --------------------------------------
                                                               2003                  2002
                                                               ----                  ----
Software development costs                             $    111,370          $     95,571

Covenants not to compete                                     12,500                37,500
                                                       ------------          ------------
                                                       $    123,870          $    133,071
                                                       ============          ============


4.  STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 and related interpretations in accounting for all the plans. Accordingly, no compensation cost has been recognized under these plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which was released in December 2002 as an amendment to SFAS No.
123. The following table illustrates the effect on net income (loss) and earnings per share if the fair value based method had been applied to all awards.

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------

                                                             2003                      2002
                                                             ----                      ----
Reported net income (loss)                               $  (241,986)               $   45,061

 Stock-based employee compensation expense
   determined under the fair value based method,
   net of related tax effects                                (21,487)                  (20,055)
                                                         -----------                ----------

Pro forma net income (loss)                              $  (263,473)               $   25,006
                                                         ===========                ==========

Income (loss) per share (basic and diluted)
  As reported                                            $     (0.01)               $     0.00
  Pro forma                                              $     (0.02)               $     0.00

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

GAMCO Educational Software ("GAMCO"), the Company's original product, provides schools with single titles and series which the Company believes are highly motivating. GAMCO products are sold through major national and regional school software dealers, the Company's inside sales force and its direct catalog and promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.

In 1996, the Company launched Orchard Teacher's Choice Software ("Orchard"). Orchard offers schools and school districts a comprehensive curriculum-based solution with universal management and assessment. Orchard is sold through a network of dealers and direct and independent representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. Orchard includes universal management which tracks student progress across all programs, as well as pre- and post-test assessment that identifies problem areas and measures instructional gain. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company believes that its new Orchard For Your State ("OFYS") versions will help maintain Orchard's consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states provided in the No Child Left Behind Act of 2001. Orchard For Your State offers schools and school districts state-specific versions of Orchard that are directly correlated to each state's educational standards. The No Child Left Behind Act of 2001 will require all students in grades three to eight in all states to take important tests based upon each state's standards. Orchard For Your State is a direct response to, and solution for the emerging critical need for state-specific

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

accountability and instruction. The Company has recently released 21 state-specific versions of Orchard For Your State and is planning to release 20 additional versions during the remainder of 2003.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002

Total revenues decreased 18.1% or $338,803 during the three-month period ended March 31, 2003 compared to the first quarter of 2002, reflecting lower sales at Siboney Learning Group. Sales of the Company's Orchard Software increased slightly during the first quarter of 2003 compared to the first quarter of 2002 while all other sales channels decreased compared to the same period last year. Problems in school funding due to decreased tax revenue and the resulting budget deficits, particularly at the state level, are forcing many schools to either delay their purchases of instructional materials or to cut back on their purchases. The Company believes that Orchard's market success is attributable to its comprehensive offering of 140 titles and curriculum bundles which combine state-correlated assessment with targeted and effective instruction, delivered at costs which compare favorably to other integrated learning systems. In addition, Orchard sales increased as a result of the release of 21 state-specific versions of Orchard For Your State. An additional 20 versions are expected to be released during the remainder of 2003.

Cost of product sales decreased 12.5% or $54,087 during the first quarter of 2003 compared to the first quarter of the previous year. This decrease was primarily due to lower sales at Siboney Learning Group. Cost of product sales as a percentage of revenue increased from 23.3% for the first quarter of 2002 to 24.7% for the first quarter of 2003 primarily due to an increase in amortized research and development expenses.

Selling, general and administrative expenses increased 10.9% or $150,819 during the quarter ended March 31, 2003 compared to the first quarter of 2002, primarily due to higher business insurance costs, rent expense and severance-related expenses.

The Company's net loss for the first quarter of 2003, primarily for the reasons above, was $241,986, net of income tax benefits of $150,000, a decrease of $287,047 compared to net income of $45,061 for the first quarter of 2002. Loss per common share, basic and diluted, was $0.01 for the first quarter of 2003 and $0.00 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable decreased 36% or $587,404 at March 31, 2003 compared to December 31, 2002 due to lower sales during February and March 2003 compared to November and December 2002.

Accounts payable decreased 62% or $183,583 at March 31, 2003 compared to December 31, 2002 primarily due to lower author royalties payable at March 31, 2003 as a result of lower sales during the first quarter of 2003 compared to the last quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in June 2003, provides for maximum borrowings of $1.0 million and is secured by the Company's accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of March 31, 2003, the Company reported a net worth of $4.2 million and no balance due under the Company's line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

On March 17, 2003, the Company announced an odd lot repurchase program whereby holders of 99 or fewer shares of Common Stock could resell all their shares to the Company for $0.30 net cash per share. As of April 25, 2003, approximately 300 holders of approximately 11,000 shares had accepted the offer and the Company extended the buy back program to May 30, 2003. The source of funds for the program is the Company's cash on hand.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on his evaluation on May 9, 2003, Timothy J. Tegeler, the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.


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

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits: Exhibit 99.1: Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.


           (b) Reports on Form 8-K: A Report on Form 8-K was filed by the Registrant under Item 5 on March 17, 2003 announcing an Odd Lot Buy Back Offer. A Report on Form 8-K was filed by the Registrant under Item 5 on March 27, 2003 announcing audited results for 2002.

           A Report on Form 8-K was filed by the Registrant under Item 5 on April 25, 2003 announcing an extension of the Odd Lot Buy Back Offer.







                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SIBONEY CORPORATION

May 12, 2003            By:/s/ Timothy J. Tegeler
                           ----------------------------------------------------
                           Timothy J. Tegeler
                           Chief Executive Officer and
                           Chief Financial Officer
                           (Authorized officer and principal financial officer)

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

May 12, 2003                        /s/ Timothy J. Tegeler
                                    -------------------------------------------
                                    Timothy J. Tegeler
                                    Chief Executive Officer and Chief Financial
                                    Officer