Form 10-Q
period 2003-06-30
SIBONEY CORP
filed 2003-07-30
CIK 90057

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          Title of class of                      Number of shares outstanding
           common stock                          as of the date of this report
         -----------------                       -----------------------------

      COMMON STOCK, PAR VALUE                             17,591,139
            $.10 PER SHARE

                                    INDEX


PART I        FINANCIAL INFORMATION

ITEM 1.       UNAUDITED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet, June 30, 2003 and
           December 31, 2002                                               3

         Condensed Consolidated Statement of Operations, Three Months
           and Six Months Ended June 30, 2003 and June 30, 2002            4

         Condensed Consolidated Statement of Stockholders' Equity,
           June 30, 2003 and December 31, 2002                             5

         Condensed Consolidated Statement of Cash Flows, Six Months
           Ended June 30, 2003 and June 30, 2002                           6

         Notes to Unaudited Condensed Consolidated Financial
           Statements                                                      7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                          12

ITEM 4.       CONTROLS AND PROCEDURES                                      12

PART II       OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                             13

SIGNATURES                                                                 14

                                     PART I - FINANCIAL INFORMATION
                                  SIBONEY CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEET
                                               (UNAUDITED)
                                                 ASSETS
                                                 ------

                                                                                            DECEMBER 31,
                                                                     JUNE 30,                 2002 (SEE
                                                                      2003                   NOTE BELOW)
                                                                  ------------              ------------
CURRENT ASSETS
--------------
 Cash                                                             $    954,644              $    568,947
 Accounts receivable                                                 2,096,149                 1,613,674
 Inventories                                                           370,747                   402,144
 Prepaid expenses                                                       84,995                   171,041
 Deferred tax asset                                                         --                    48,000
                                                                  ------------              ------------
   TOTAL CURRENT ASSETS                                              3,506,535                 2,803,806

PROPERTY AND EQUIPMENT (Net of accumulated depreciation
----------------------
of $768,228 at June 30, 2003 and $780,690 at December
 31, 2002)                                                             348,829                   410,789

OTHER ASSETS (NOTE 3)                                                2,727,517                 2,656,640
                                                                  ------------              ------------

                                                                  $  6,582,881              $  5,871,235
                                                                  ============              ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES
-------------------
 Current portion of long-term debt                                $    255,815               $   398,852
 Current portion of capitalized lease obligation                        23,699                    24,796
 Accounts payable                                                      113,841                   294,192
 Accrued expenses                                                      558,065                   397,423
 Income taxes payable                                                  100,000                        --
                                                                  ------------              ------------
   TOTAL CURRENT LIABILITIES                                         1,051,420                 1,115,263
                                                                  ------------              ------------

LONG-TERM LIABILITIES
---------------------
 Long-term debt                                                         85,621                   150,621
 Capitalized lease obligation                                           49,138                    61,147
 Deferred tax liability                                                295,600                    93,600
                                                                  ------------              ------------
    TOTAL LONG-TERM LIABILITIES                                        430,359                   305,368
                                                                  ------------              ------------

STOCKHOLDERS' EQUITY
--------------------
 Common stock:
   Authorized 100,000,000 shares at $0.10 par value; issued and outstanding 17,591,139 at June 30, 2003 and 16,796,704 at
    December 31, 2002                                                1,759,114                 1,679,671
Additional paid-in capital                                              38,922                    18,908
Retained earnings                                                    3,303,066                 2,752,025
                                                                  ------------              ------------
   TOTAL STOCKHOLDERS' EQUITY                                        5,101,102                 4,450,604
                                                                  ------------              ------------

                                                                  $  6,582,881              $  5,871,235
                                                                  ============              ============

NOTE: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date and condensed.
See accompanying notes to unaudited condensed consolidated financial statements.

                                          SIBONEY CORPORATION AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       (UNAUDITED)

                                                         SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                             JUNE 30,                                 JUNE 30,
                                               -------------------------------------------------------------------------

                                                   2003                  2002                2003                2002
                                                   ----                  ----                ----                ----
REVENUES                                       $ 4,865,357           $ 4,941,821         $ 3,335,929         $ 3,073,591

COST OF PRODUCT SALES                            1,007,966             1,066,698             629,832             634,477


SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                         2,942,780             2,940,897           1,406,802           1,555,738
                                               -----------           -----------         -----------         -----------

INCOME FROM OPERATIONS                             914,611               934,226           1,299,295             883,376
                                               -----------           -----------         -----------         -----------

OTHER INCOME (EXPENSE)
 Interest expense                                  (14,551)              (28,690)             (6,914)            (21,930)
 Miscellaneous                                         981                 1,604                 646                 633
                                               -----------           -----------         -----------         -----------
TOTAL OTHER EXPENSE                                (13,570)              (27,086)             (6,268)            (21,297)
                                               -----------           -----------         -----------         -----------

INCOME TAX EXPENSE                                 350,000               371,000             500,000             371,000
                                               -----------           -----------         -----------         -----------

NET INCOME                                     $   551,041           $   536,140         $   793,027         $   491,079
                                               ===========           ===========         ===========         ===========

EARNINGS PER COMMON SHARE -BASIC                     $0.03                 $0.03               $0.05               $0.03
                                               ===========           ===========         ===========         ===========
EARNINGS PER COMMON SHARE -DILUTED                   $0.03                 $0.03               $0.05               $0.03
                                               ===========           ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -BASIC                       17,094,701            16,775,717          17,300,454          16,782,671
                                               ===========           ===========         ===========         ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -DILUTED              17,525,478            17,495,827          17,474,213          17,467,924
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

                                          SIBONEY CORPORATION AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)


                                       COMMON STOCK
                            ------------------------------------
                                                                   ADDITIONAL                                TOTAL
                                                                   PAID-IN              RETAINED             STOCKHOLDERS'
                              SHARES           AMOUNT              CAPITAL              EARNINGS             EQUITY
                            --------------------------------------------------------------------------------------------
BALANCE -
 DECEMBER 31, 2002            16,796,704       $ 1,679,671         $ 18,908             $ 2,752,025          $ 4,450,604

ISSUANCE OF COMMON
STOCK                            812,500            81,250           23,594                      --              104,844

RETIREMENT OF
 COMMON STOCK                    (18,065)           (1,807)          (3,580)                     --               (5,387)

NET INCOME                            --                --               --                 551,041              551,041
                            --------------------------------------------------------------------------------------------

BALANCE -
 JUNE 30, 2003                17,591,139       $ 1,759,114         $ 38,922             $ 3,303,066          $ 5,101,102

                            ============================================================================================



                    See accompanying notes to unaudited condensed consolidated financial statements.

                                       SIBONEY CORPORATION AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------
                                                                                       2003               2002
                                                                                       ----               ----
CASH FLOWS FROM OPERATIONS
--------------------------
     Net income                                                                   $     551,041       $    536,140
     Adjustments to reconcile net income to net cash provided by operations:
       Depreciation                                                                      97,279             70,064
       Amortization                                                                     253,611            280,410
       Deferred income tax                                                              250,000            371,000
       Change in assets and liabilities:
         Increase in accounts receivable                                               (482,475)          (386,934)
         (Increase) decrease in inventories                                              31,398            (75,574)
         Decrease in prepaid expenses & deposits                                         89,028              9,608
         Increase (decrease) in accounts payable and accrued expenses                   (19,708)            49,593
         Increase in income taxes payable                                               100,000                 --
                                                                                  -------------       ------------
NET CASH PROVIDED BY OPERATIONS                                                         870,174            854,307
                                                                                  -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Payments for equipment                                                                 (35,321)           (69,585)
 Payments for capitalized software development cost                                    (290,754)          (340,853)
 Payments for assets of unrelated entity                                                (36,718)           (30,402)
                                                                                  -------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (362,793)          (440,840)
                                                                                  -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Proceeds from issuance of common stock                                                 104,844              7,495
 Retirement of common stock                                                              (5,387)                --
 Line of credit borrowing                                                                    --             50,000
 Payments on capital leases                                                             (13,105)            (4,848)
 Principal payments on long-term debt                                                  (208,036)          (217,431)
                                                                                  -------------       ------------
NET CASH USED IN FINANCING ACTIVITIES                                                  (121,684)          (164,784)
                                                                                  -------------       ------------

NET INCREASE IN CASH                                                                    385,697            248,683

CASH -BEGINNING OF PERIOD                                                               568,947            378,234
                                                                                  -------------       ------------

CASH -END OF PERIOD                                                               $     954,644       $    626,917
                                                                                  =============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Interest paid                                                                    $      16,583       $     22,892

See accompanying notes to unaudited condensed consolidated financial statements.

                    SIBONEY CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2003 AND 2002


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2003, the condensed consolidated statement of operations for the six-month and the three-month periods ended June 30, 2003 and 2002 and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2003 and the results of operations for all of the periods reported have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

    Inventories consist of:

                                        JUNE 30, 2003                  DECEMBER 31, 2002
                                        -------------                  -----------------
     Raw materials                           $277,109                          $ 336,191

     Finished goods                            93,638                             65,953
                                             --------                          ---------

                                             $370,747                          $ 402,144
                                             ========                          =========

3. OTHER ASSETS

   Other assets consist of:

                                        JUNE 30, 2003                  DECEMBER 31, 2002
                                        -------------                  -----------------
Software development costs                $ 2,651,460                        $ 2,360,707

Goodwill                                    1,223,334                          1,186,616

Covenants not to compete                      300,000                            300,000

Deposits                                        3,600                              6,585
                                          -----------                        -----------

                                            4,178,394                          3,853,908

Less: Accumulated amortization              1,450,877                          1,197,268
                                          -----------                        -----------

                                          $ 2,727,517                        $ 2,656,640
                                          ===========                        ===========

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

Amortization expense charged against earnings amounted to:

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                       -----------------------------------------

                                                                  2003                      2002
                                                                  ----                      ----
Software development costs                                     236,944                   205,409

Covenants not to compete                                        16,667                    75,001
                                                       ---------------          ----------------

                                                       $       253,611          $        280,410
                                                       ===============          ================



4.  STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 and related interpretations in accounting for all stock-based compensation plans. Accordingly, no compensation cost has been recognized under these plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which was released in December 2002 as an amendment to SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------

                                                              2003                    2002
                                                              ----                    ----
Reported net income                                      $    551,041              $  536,140

Stock-based employee compensation expense
determined under the fair value based method,
 net of related tax effects                                   (26,130)                (25,356)
                                                         ------------              ----------

Pro forma net income                                     $    524,911              $  510,784
                                                         ============              ==========

Income per share (basic and diluted)
   As reported                                           $       0.03              $     0.03
   Pro forma                                             $       0.03              $     0.03

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

Siboney Learning Group currently offers five distinct product categories which are developed, marketed and supported by the same core team: Orchard Teacher's Choice Software; Teacher Support Software; Educational Activities Software; Journey and GAMCO Educational Software. These products allow the Company to offer a comprehensive product selection to schools and adult education centers at a variety of budget levels.

Orchard Teacher's Choice Software ("Orchard"), offers schools and school districts a comprehensive curriculum-based solution with universal management and assessment. Orchard is sold through a network of dealers and direct and independent representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. Orchard includes universal management which tracks student progress across all programs, as well as pre- and post-test assessment that identifies problem areas and measures instructional gain. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company believes that its new Orchard For Your State ("OFYS") versions will help maintain Orchard's consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states provided in the No Child Left Behind Act of 2001. Orchard For Your State offers schools and school districts state-specific versions of Orchard that are directly correlated to each state's educational standards. The No Child Left Behind Act of 2001 will require all students in grades three to eight in all states to take important tests based upon each state's standards. Orchard For Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instruction. The Company has recently released 30 state-specific versions of Orchard For Your State and is planning to release 10 additional versions during the remainder of 2003.

The Teacher Support Software ("TSS") product line which was acquired in 2000, is best known for its popular tools for teachers, including Worksheet Magic, and its effective and comprehensive reading programs, including WordWorks. TSS products are sold through all of the Company's sales channels as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

single-title solutions and as part of comprehensive Orchard solutions. The Company has actively upgraded older TSS products to be compatible with the computers and networks found in schools today.

The Company's Educational Activities Software ("EAS") line, which was acquired in 2001, is best known for its Diascriptive Reading series, which is sold through a network of independent representatives to schools, community colleges, adult learning centers and correctional facilities. This line is the Company's primary product offering for the adult learning market and allows the Company to achieve incremental sales growth in a growing market for instruction in basic skills for adults. The Company has also committed developmental resources to web enable selected EAS titles since the older learner market appears to be increasingly responsive to software delivered to students over the Internet. In addition, the Company sells selected EAS titles to its K-12 school customers and has released a new comprehensive solution with universal management, called Real Achievement, based upon EAS titles and appropriate titles from the Company's portfolio of other software.

Journey, the comprehensive software product line acquired in 2001 has been upgraded to be competitive with other structured comprehensive solutions. The Company believes that Journey is an attractive complementary product for Orchard due to its structured and sequenced content that adapts to individual learning needs. The Company is presently web-enabling Journey and the new web-enabled version is planned for release at the end of 2003.

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

The Company also has certain coal, oil and gas interests through several subsidiaries. These interests presently are not material to the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results as of the dates and during the periods covered by the accompanying condensed consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

Total revenues increased 8.5% or $262,338 during the three-month period ended June 30, 2003 compared to the second quarter of 2002, reflecting increased sales by Siboney Learning Group. Sales of the Company's Orchard Software accounted for over 82% of the Company's overall business and Orchard For Your State bundles accounted for over 80% of total Orchard sales. The Company believes that Orchard's market success is attributable to its comprehensive offering of 150 titles and curriculum bundles which combine state-correlated assessment with targeted and effective instruction, delivered at costs which compare favorably to other integrated learning systems, including 30 state-specific versions of Orchard For Your State introduced over the past year to enable schools, on a state by state basis, to meet the requirements of the new No Child Left Behind Act, which begins to take effect in 2005. An additional 10 versions are expected to be released during the remainder of 2003.

Cost of product sales remained relatively constant, decreasing 0.7% or $4,645 during the second quarter of 2003 compared to the second quarter of the previous year. Cost of product sales as a percentage of revenue decreased from 20.6% for the second quarter of 2002 to 18.9% for the second quarter of 2003 as a result of lower material expenses.

Selling, general and administrative expenses decreased 9.6% or $148,936 during the quarter ended June 30, 2003 compared to the second quarter of 2002, primarily due to lower salary and payroll related expenses.

The Company's net income for the second quarter of 2003 was $793,027, net of income tax expense of $500,000, an increase of $301,948 compared to net income of $491,079 for the second quarter of 2002, primarily for the reasons above. Income per common share, basic and diluted, was $0.05 for the second quarter of 2003 and $0.03, basic and diluted, for the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

Total revenues decreased 1.6% or $76,464 during the six-month period ended June 30, 2003 compared to the corresponding period in 2002, reflecting slightly lower sales at Siboney Learning Group. Sales of the Company's Orchard Software increased 7.6% during the six-month period of 2003 compared to the same period of 2002. This increase was offset by lower sales of single-title programs. The Company believes that Orchard's market success is attributable to its comprehensive offering of 150 titles and curriculum bundles which combine state-correlated assessment with targeted and effective instruction, delivered at costs which compare favorable to other integrated learning systems, including 30 state-specific versions of Orchard For Your State introduced over the past year to enable schools, on a state by state basis, to meet the requirement of the new No Child Left Behind Act, which begins to take effect in 2005. An additional 10 versions are expected to be released during the remainder of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of product sales decreased 5.5% or $58,732 during the six-month period ended June 30, 2003 compared to the first six months of the previous year. This decrease was primarily due to lower material expenses. Cost of product sales as a percentage of revenue decreased from 21.6% for the first six months of 2002 to 20.7% for the first six months of 2003 as a result of lower material expenses.

Selling, general and administrative expenses were generally constant during each of the six month periods ended June 30, 2003 and 2002.

The Company's net income for the six-month period ended June 30, 2003 was $551,041, net of income tax expense of $350,000, an increase of $14,901 compared to net income of $536,140 for the six-month period ended June 30, 2002, primarily for the reasons above. Income per common share, basic and diluted, was $0.03 for the six-month periods ended June 30, 2003 and June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in June 2004, provides for maximum borrowings of $1.0 million and is secured by the Company's accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of June 30, 2003, the Company reported a net worth of $5.1 million and no balance due under the Company's line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

On March 17, 2003, the Company announced an odd lot repurchase program whereby holders of 99 or fewer shares of common stock could resell all their shares to the Company for $0.30 net cash per share. Approximately 300 holders of approximately 18,000 shares accepted the offer. The source of funds for the program was the Company's cash on hand.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on his evaluation as of the end of the period covered by this report, Timothy J. Tegeler, the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 14, 2003. At the annual meeting, shareholders of the Company voted to elect six directors.

With respect to the election of directors, the following votes were cast:

Nominee                          Votes in Favor           Votes Withheld           Broker Non-votes
-------                          --------------           --------------           ----------------
Rebecca M. Braddock                11,048,864                55,027                   1,467,404

William D. Edwards, Jr.            11,051,864                52,027                   1,467,404

Alan G. Johnson                    11,048,864                55,027                   1,467,404

Ernest R. Marx                     11,048,664                55,227                   1,467,404

Lewis B. Shepley                   11,049,164                54,727                   1,467,404

Timothy J. Tegeler                 11,048,764                55,127                   1,467,404

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: Exhibits required as part of this report are listed in the index appearing on page 16.

      (b) Reports on Form 8-K: Report on Form 8-K was filed by the Registrant under Item 5 on April 25, 2003 announcing an extension of the Odd Lot Buy Back Offer.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIBONEY CORPORATION

July 29, 2003                      By:/s/ Timothy J. Tegeler
                                      -----------------------------------------
                                    Timothy J. Tegeler
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    (Authorized officer and principal financial
                                    officer)

                              INDEX TO EXHIBITS

         Exhibit
         -------

         31 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section302 of the Sarbanes-Oxley Act of 2002

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.