Form 10-Q
period 2003-09-30
SIBONEY CORP
filed 2003-11-12
CIK 90057

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003



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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Title of class of                       Number of shares outstanding
        common stock                          as of the date of this report
      -----------------                       -----------------------------

   COMMON STOCK, PAR VALUE                             17,591,079
       $.10 PER SHARE

                                    INDEX


PART I - FINANCIAL INFORMATION

  ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheet, September 30,
             2003 and December 31, 2002                                      3

           Condensed Consolidated Statement of Operations,
             Three Months and Nine Months Ended September 30, 2003
             and September 30, 2002                                          4

           Condensed Consolidated Statement of Stockholders' Equity,
             September 30, 2003 and December 31, 2002                        5

           Condensed Consolidated Statement of Cash Flows, Nine
             Months Ended September 30, 2003 and September 30, 2002          6

           Notes to Unaudited Condensed Consolidated Financial
             Statements                                                      7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                              13

  ITEM 4.  CONTROLS AND PROCEDURES                                          13

PART II - OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 14

SIGNATURES                                                                  14

                                 PART I - FINANCIAL INFORMATION
                                 ------------------------------
                              SIBONEY CORPORATION AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED BALANCE SHEET
                                           (UNAUDITED)

                                            ASSETS
                                            ------
                                                                                    DECEMBER 31,
                                                                   SEPTEMBER 30,     2002 (SEE
                                                                       2003         NOTE BELOW)
                                                                   -------------    ------------
CURRENT ASSETS
--------------
  Cash                                                              $1,603,603       $  568,947
  Accounts receivable                                                  767,587        1,613,674
  Inventories                                                          338,885          402,144
  Prepaid expenses                                                     114,532          171,041
  Deferred tax asset                                                        --           48,000
                                                                    ----------       ----------
    TOTAL CURRENT ASSETS                                             2,824,607        2,803,806

PROPERTY AND EQUIPMENT (Net of accumulated depreciation
----------------------
  of $813,260 at September 30, 2003 and $780,690 at
  December 31, 2002)                                                   395,536          410,789

OTHER ASSETS (NOTE 3)                                                2,722,833        2,656,640
                                                                    ----------       ----------
                                                                    $5,942,976       $5,871,235
                                                                    ==========       ==========



                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES
-------------------
  Current portion of long-term debt                                 $  219,141       $  398,852
  Current portion of capitalized lease obligation                       24,019           24,796
  Accounts payable                                                     140,798          294,192
  Accrued expenses                                                     438,843          397,423
                                                                    ----------       ----------
    TOTAL CURRENT LIABILITIES                                          822,801        1,115,263
                                                                    ----------       ----------

LONG-TERM LIABILITIES
---------------------
  Long-term debt                                                        27,083          150,621
  Capitalized lease obligation                                          43,012           61,147
  Deferred tax liability                                               223,600           93,600
                                                                    ----------       ----------
    TOTAL LONG-TERM LIABILITIES                                        293,695          305,368
                                                                    ----------       ----------

STOCKHOLDERS' EQUITY
--------------------
  Common stock:
    Authorized 100,000,000 shares at $0.10 par value; issued and outstanding 17,591,079 at September 30, 2003 and 16,796,704
     at December 31, 2002                                            1,759,108        1,679,671
  Additional paid-in capital                                            38,910           18,908
  Retained earnings                                                  3,028,462        2,752,025
                                                                    ----------       ----------
    TOTAL STOCKHOLDERS' EQUITY                                       4,826,480        4,450,604
                                                                    ----------       ----------
                                                                    $5,942,976       $5,871,235
                                                                    ==========       ==========

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

                               SIBONEY CORPORATION AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------

                                                     2003           2002          2003           2002
                                                     ----           ----          ----           ----

REVENUES                                         $ 1,548,553    $ 1,915,641   $ 6,413,910    $ 6,857,462

COST OF PRODUCT SALES                                461,819        464,728     1,469,785      1,531,426

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          1,533,845      1,373,152     4,476,625      4,314,050
                                                 -----------    -----------   -----------    -----------

INCOME (LOSS) FROM OPERATIONS                       (447,111)        77,761       467,500      1,011,986
                                                 -----------    -----------   -----------    -----------

OTHER INCOME (EXPENSE)
  Interest expense                                    (3,431)       (10,359)      (17,982)       (39,049)
  Miscellaneous                                        3,938            186         4,919          1,790
                                                 -----------    -----------   -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                             507        (10,173)      (13,063)       (37,259)
                                                 -----------    -----------   -----------    -----------

INCOME TAX BENEFIT (EXPENSE)                         172,000          5,100      (178,000)      (365,900)
                                                 -----------    -----------   -----------    -----------

NET INCOME (LOSS)                                $  (274,604)   $    72,688   $   276,437    $   608,827
                                                 ===========    ===========   ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE - BASIC              ($0.02)         $0.00         $0.02          $0.04
                                                 ===========    ===========   ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE - DILUTED            ($0.02)         $0.00         $0.02          $0.03
                                                 ===========    ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC                      17,591,080     16,792,139    17,259,902     16,781,251
                                                 ===========    ===========   ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING - DILUTED             18,076,311     17,401,030    17,827,817     17,500,454
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

                                   SIBONEY CORPORATION AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                (UNAUDITED)

                                        COMMON STOCK
                                 --------------------------
                                                                  ADDITIONAL                 TOTAL
                                                                  PAID-IN     RETAINED       STOCKHOLDERS'
                                 SHARES          AMOUNT           CAPITAL     EARNINGS       EQUITY
                                 -------------------------------------------------------------------------

BALANCE -
  DECEMBER 31, 2002              16,796,704      $1,679,671       $18,908     $2,752,025     $4,450,604

ISSUANCE OF COMMON
  STOCK                             812,500          81,250        23,594             --        104,844

RETIREMENT OF
  COMMON STOCK                      (18,125)         (1,813)       (3,592)            --         (5,405)

NET INCOME                               --              --            --        276,437        276,437
                                 -------------------------------------------------------------------------

BALANCE -
  SEPTEMBER 30, 2003             17,591,079      $1,759,108       $38,910     $3,028,462     $4,826,480
                                 =========================================================================

             See accompanying notes to unaudited condensed consolidated financial statements.

                                    SIBONEY CORPORATION AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                       -----------------
                                                                                         SEPTEMBER 30,
                                                                                         -------------
                                                                                     2003             2002
                                                                                     ----             ----
CASH FLOWS FROM OPERATIONS
--------------------------
  Net income                                                                      $  276,437       $  608,827
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation                                                                     142,310          119,366
    Amortization                                                                     395,944          411,216
    Deferred income taxes                                                            178,000          365,900
    Change in assets and liabilities:
    Decrease in accounts receivable                                                  846,087          321,139
    (Increase) decrease in inventories                                                63,259          (75,707)
    Decrease in prepaid expenses                                                      56,509            8,634
    Decrease in accounts payable and accrued expenses                               (111,974)        (114,382)
    Decrease in deposits                                                               3,840              522
                                                                                  ----------       ----------
NET CASH PROVIDED BY OPERATIONS                                                    1,850,412        1,645,515
                                                                                  ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Payments for equipment                                                            (129,058)        (219,892)
  Payments for capitalized software development cost                                (427,259)        (528,527)
  Payments for assets of unrelated entity                                            (36,718)         (30,402)
                                                                                  ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES                                               (593,035)        (778,821)
                                                                                  ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from issuance of common stock                                             104,844            9,280
  Payments to retire common stock                                                     (5,405)              --
  Proceeds from leases incurred                                                           --           97,978
  Principal payments on capital leases                                               (18,911)         (15,528)
  Principal payments on long-term debt                                              (303,249)        (302,053)
                                                                                  ----------       ----------
NET CASH USED IN FINANCING ACTIVITIES                                               (222,721)        (210,323)
                                                                                  ----------       ----------

NET INCREASE IN CASH                                                               1,034,656          656,371

CASH - BEGINNING OF PERIOD                                                           568,947          378,234
                                                                                  ----------       ----------

CASH - END OF PERIOD                                                              $1,603,603       $1,034,605
                                                                                  ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Interest paid                                                                    $    8,410       $   43,467

See accompanying notes to unaudited condensed consolidated financial statements.

                    SIBONEY CORPORATION AND SUBSIDIARIES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2003 AND 2002

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2003, the condensed consolidated statement of operations for the nine-month and the three-month periods ended September 30, 2003 and 2002 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2003 and the results of operations for all of the periods reported have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

    Inventories consist of:

                                             SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                             ------------------  -----------------

      Raw materials                                    $233,026           $336,191

      Finished goods                                    105,859             65,953
                                                       --------           --------

                                                       $338,885           $402,144
                                                       ========           ========


3.  OTHER ASSETS

    Other assets consist of:

                                             SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                             ------------------  -----------------

      Software development costs                     $2,789,968         $2,360,707

      Goodwill                                        1,223,334          1,186,616

      Covenants not to compete                          300,000            300,000

      Deposits                                            2,741              6,585
                                                     ----------         ----------

                                                      4,316,043          3,853,908

      Less: Accumulated amortization                  1,593,210          1,197,268
                                                     ----------         ----------

                                                     $2,722,833         $2,656,640
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

    Goodwill represents the purchase price of acquired companies's assets in excess of the fair values of those net assets at the dates of acquisition.

    Covenants not to compete are amortized on a straight-line basis over two years, which is the life of the covenant agreements.

    Amortization expense charged against earnings amounted to:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
                                                         2003         2002
                                                         ----         ----

    Software development costs                        379,277      311,216

    Covenants not to compete                           16,667      100,000
                                                     --------     --------

                                                     $395,944     $411,216
                                                     ========     ========


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

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
                                                         2003         2002
                                                         ----         ----

    Reported net income                              $276,437     $608,827

    Stock-based employee compensation expense
      determined under the fair value based
      method, net of related tax effects              (25,216)     (24,691)
                                                     --------     --------

    Pro forma net income                             $251,221     $584,136
                                                     ========     ========

    Income per share (basic and diluted)
        As reported                                  $   0.02     $   0.03
        Pro forma                                    $   0.01     $   0.03

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

Orchard Teacher's Choice Software ("Orchard"), offers schools and school districts a comprehensive curriculum-based solution with universal management and assessment. Orchard is sold through a network of dealers and direct and independent representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. Orchard includes universal management which tracks student progress across all programs, as well as pre- and post-test assessment that identifies problem areas and measures instructional gain. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company believes that its new Orchard For Your State ("OFYS") versions will help maintain Orchard's consistent growth in sales as schools look for proven ways to meet the federal mandate for accountability in all states provided in the No Child Left Behind Act of 2001. Orchard For Your State offers schools and school districts state-specific versions of Orchard that are directly correlated to each state's educational standards. The No Child Left Behind Act of 2001 will require all students in grades three to eight in all states to take important tests based upon each state's standards. Orchard For Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instruction. The Company has released 30 state-specific versions of Orchard For Your State and is planning to revise and release 10 additional versions during the remainder of 2003.

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

The Company's Educational Activities Software ("EAS") line, which was acquired in 2001, is best known for its Diascriptive Reading series, which is sold through a network of independent representatives to schools, community colleges, adult learning centers and correctional facilities. This line is the Company's primary product offering for the adult learning market and allows the Company to achieve incremental sales growth in a growing market for instruction in basic skills for adults. The Company has also committed developmental resources to web enable selected EAS titles since the older learner market appears to be increasingly responsive to software delivered to students over the
Internet.   In addition, the Company sells selected EAS titles to its K-
12 school customers and has released a new comprehensive solution with universal management, called Real Achievement, based upon EAS titles and appropriate titles from the Company's portfolio of other software.

Journey, the comprehensive software product line acquired in 2001 has been upgraded to be competitive with other structured comprehensive solutions. The Company believes that Journey is an attractive complementary product for Orchard due to its structured and sequenced content that adapts to individual learning needs. The Company is presently web-enabling Journey and the new web-enabled version is planned for release in 2004.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

Total revenues decreased 19.2% or $367,088 during the three-month period ended September 30, 2003 compared to the third quarter of 2002, reflecting decreased sales by Siboney Learning Group. Lower revenues were the result of the continuation of declining state budgets for education, which caused reduced school and district spending. This negatively impacted sales of the Company's Orchard Software product, which declined approximately 26% and accounted for approximately 73% of revenues. Revenues derived from the Company's other educational software products, including Educational Activities software for adult learners and lower priced single title solutions, increased approximately 19%. The Company also believes that the high volume of orders received in June 2003, during the second quarter, negatively impacted revenue volume for July and the third quarter of 2003.

Cost of product sales remained relatively constant, decreasing 0.6% or $2,909 during the third quarter of 2003 compared to the third quarter of the previous year. Cost of product sales as a percentage of revenue increased from 24.3% for the third quarter of 2002 to 29.8% for the third quarter of 2003 primarily due to an increase in amortized research and development expenses and an increase in royalty expenses.

Selling, general and administrative expenses increased 11.7% or $160,693 during the quarter ended September 30, 2003 compared to the third quarter of 2002, primarily due to increased salary and payroll related expenses.

The Company's net loss for the third quarter of 2003 was $274,604, net of income tax benefit of $172,000, and compares to net income of $72,688, net of income tax benefit of $5,100, for the third quarter of 2002, primarily due to the reasons discussed above. Loss per common share, basic and diluted, was $0.02 for the third quarter of 2003 compared to $0.00, basic and diluted, for the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

Total revenues decreased 6.5% or $443,552 during the nine-month period ended September 30, 2003 compared to the corresponding period in 2002, reflecting lower sales at Siboney Learning Group. This decrease was primarily a result of the impact of declining state budgets upon school spending which cuts across all the Company's educational software product lines. While sales of the Company's Educational Activities software product line for older learners increased approximately 10%, sales of the Company's Orchard Software product line decreased approximately 3% as a result of the reduced number of district-wide sales, which have historically accounted for increased Orchard Software sales. Sales of single title solutions were also lower.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of product sales decreased 4.0% or $61,641 during the nine-month period ended September 30, 2003 compared to the first nine months of the previous year. This decrease was primarily due to lower material expenses. Cost of product sales as a percentage of revenue increased to 22.9% for the first nine months of 2003 compared to 22.3% for the first nine months of 2002.

Selling, general and administrative expenses increased 3.8% or $162,575 during the first nine months of 2003 compared to the nine-month period of 2002 primarily due to increased salaries and professional fees.

The Company's net income for the nine-month period ended September 30, 2003 was $276,437, net of income tax expense of $178,000, a decrease of $332,390 compared to net income of $608,827, net of income tax expense of $365,900, for the nine-month period ended September 30, 2002, primarily for the reasons discussed above. Income per common share, basic and diluted, was $0.02 for the nine-month period ended September 30, 2003 compared to income per common share of $0.04, basic and $0.03 diluted for the nine-month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in June 2004, provides for maximum borrowings of $1.0 million and is secured by the Company's accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of September 30, 2003, the Company reported a net worth of $4.8 million and no balance was outstanding under the Company's line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on his evaluation as of the end of the period covered by this report, Timothy J. Tegeler, the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: Exhibits required as part of this report are listed in the index appearing on page 15.

      (b) Reports on Form 8-K: None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIBONEY CORPORATION

November 10, 2003                      By:/s/ Timothy J. Tegeler
                                          ----------------------------
                                          Timothy J. Tegeler
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          (Authorized officer and principal
                                          financial officer)

                              INDEX TO EXHIBITS

Exhibit
-------

31 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section # 302 of the Sarbanes-Oxley Act of 2002

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.