Form 10-K
period 2003-12-31
SIBONEY CORP
filed 2004-03-24
CIK 90057

SIBONEY CORPORATION

FORM 10-K

DECEMBER 31, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

For The Fiscal Year Ended December 31, 2003

Commission File Number: 1-3952

SIBONEY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	73-0629975

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 North Kirkwood Road, Suite 300 St. Louis, Missouri	63122

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	314-822-3163

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [   ] NO [X]

The aggregate market value of the shares of Common Stock held by nonaffiliates of registrant as of June 30, 2003 was $3,218,982. This value was based on the average of the bid and asked prices on June 30, 2003.

As of March 22, 2004, the registrant had outstanding 17,591,079 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III: The definitive proxy statement of registrant (to be filed pursuant to Regulation 14A) for Registrant’s 2004 Annual Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 14.

INDEX

PAGE

PART I
Item 1.	Business	3 - 7
Item 2.	Properties	7 - 8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8.	Financial Statements and Supplementary Information	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A.	Controls and Procedures	17
PART III
Item 10.	Directors and Executive Officers of the Registrant	18
Item 11.	Executive Compensation	18
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18 - 19
Item 13.	Certain Relationships and Related Transactions	19
Item 14.	Principal Accountant Fees and Services	19
PART IV
Item 15.	Exhibits, Financial Statements, Financial Statement Schedule and Reports on Form 8-K	20 - 45
Signatures		46
Exhibit Index		47

PART I

Forward-Looking Statements

This report contains “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any forward-looking statements are necessarily subject to significant uncertainties and risks. When used in this Report, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.	Business General The Company was incorporated in the State of Maryland in 1955. The principal business of the Company is the publishing and distribution of educational software products.

Description Of Business And Properties
Business — General Description And Current Developments — The Company’s principal subsidiary, Siboney Learning Group, publishes educational software, primarily for schools. The Company’s educational software is designed for use in teaching reading, language arts, writing, math, science and English as a Second Language (“ESL”) for students in grades kindergarten through adult. The Company’s software is intended to motivate learners to master key skills and concepts that are stressed on standardized tests and in textbooks. The Company has served the educational market for more than 35 years.

The Company’s growing portfolio of products now includes more than 190 active titles that focus on teaching basic skills and new concepts while meeting the learning needs of all students through time-on-task instruction. Most of the Company’s software titles include a management system that tracks student progress and allows teachers to identify problem areas for further instruction. These titles are sold in a wide variety of product configurations to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

Most of the Company’s products are offered as single-title and series solutions, primarily for classroom teachers or as comprehensive solutions for entire school buildings and districts. The Company believes that its two-pronged product strategy affords the opportunity to deliver targeted and cost-effective solutions to almost every educator or educational institution looking for ways to use instructional software to improve student performance.

All of the Company’s active titles are available on CD-ROM for Windows and Macintosh computers and are compatible with the different network configurations installed in schools today. At this time, five titles can be delivered over the web to schools looking for web-based solutions. The Company’s Research and Development team continuously revises and upgrades products to keep up with changes in computer hardware and networking operating systems and develops new titles which are designed to be compatible with old and new operating systems. Popular titles include Math Concepts, Reading Concepts, Guided Reading, Diascriptive Reading, Process Writing, Phonics Mastery and Touchdown Math. The Company believes that more than 40,000 schools, community colleges and adult learning centers use the Company’s software.

Siboney Learning Group currently offers five distinct product categories: Orchard Software for Your State; GAMCO Educational Software; Teacher Support Software; Educational Activities Software and Journey.

Orchard Software for Your State (“Orchard”) offers schools and school districts a comprehensive and scalable curriculum-based solution with universal management and state-specific assessment at a value-oriented price. The Company believes that its Orchard For Your State versions launched in 2002 will help maintain Orchard’s consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states under the No Child Left Behind Act. Orchard For Your State offers schools and school districts state-specific versions of Orchard that are directly correlated to each state’s educational standards. The No Child Left Behind Act of 2001 requires all students in grades three to eight in all states to take important tests based upon each state’s standards. Orchard For Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instruction.

Schools currently are using Orchard for Your State to help identify problem areas and remediate those problems using Orchard’s wide variety of instructional content that has proven to be successful in more than 6,000 schools. In addition, the Company continues to offer its Orchard Teacher’s Choice Solution, with an upgrade plan to Orchard for Your State, for schools whose budgets do not allow for a purchase of a state-specific solution.

Orchard is sold through a network of dealers and direct and independent representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced instructional content, its strong correlations to state objectives and tests, and cost-effective pricing structures. Orchard contributed 78%, 74% and 62% of the Company’s revenue for the years 2003, 2002 and 2001, respectively.

GAMCO Educational Software (“GAMCO”), the Company’s original product, provides schools with single titles and series which the Company believes are highly motivating. GAMCO products are sold through the major national and regional school software dealers, the Company’s inside sales force and its direct catalog and promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.

The Teacher Support Software (“TSS”) product line, which was acquired in 2000, is best known for its popular tools for teachers, including Worksheet Magic, and its effective and comprehensive reading programs, including WordWorks. TSS products are now sold through all of the Company’s sales channels as single-title solutions and as part of comprehensive Orchard solutions. The Company has actively upgraded older TSS products to be compatible with the computers and networks found in schools today.

The Company’s Educational Activities Software (“EAS”) line, which was acquired in 2001, has been a leading publisher of software for the middle school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is the Company’s primary product offering for the adult learning market and allows the Company to achieve incremental sales growth in a growing market for instruction in basic skills for adults. In addition, the Company sells selected EAS titles to its K-12 school customers and has developed a comprehensive solution with universal management called Real Achievement based upon EAS titles and appropriate titles from the Company’s portfolio of other software products. The Company has committed development resources to upgrading these products and to web-enable selected titles since the older learner market appears to be increasingly responsive to software delivered to students over the Internet.

Journey, the comprehensive software product line acquired in 2001, is being upgraded to be competitive with other structured comprehensive solutions. The Company believes that Journey will be an attractive complementary product for Orchard due to its structured and sequenced content that adapts to individual learning needs. The Company is presently web-enabling Journey and the new web-enabled version is planned for release in 2004.

The Company has taken its two internal products and three strategically acquired companies and integrated them into one organization that is responsible for sales, marketing, product development, product support, customer service and fulfillment. The sales and marketing team takes internally developed, licensed and acquired content to the market through a hybrid, multiple channel network of professional field sales organizations, direct field and inside sales representatives, catalog dealers and its own direct marketing efforts. This hybrid sales network allows the Company to appeal to teachers purchasing individual titles with their own personal funds or through a classroom budget with its growing library of over 190 titles. The Company also can appeal to school administrators looking for building-wide solutions to improve student achievement with its curriculum series and its Orchard and Journey comprehensive software. Finally, the Company can appeal to school districts looking for more comprehensive district-wide solutions to improve test scores with its Orchard For Your State and Journey software.

The Company also has generated sales of selected products which have been revised for the consumer market and sold through a direct-to-the-home marketer of educational software. This alliance allows the Company to achieve incremental sales in the home market without incurring the costs of expensive retail distribution.

Sources and Availability of Raw Materials — Raw materials are generally available and are purchased from a wide range of suppliers. Shortages are not anticipated.

Copyrights and Licenses — The Company holds various copyrights and license rights, which are considered to be material to its business. The licensing agreements under which the Company licenses certain software provide for minimum sales and related royalty payments by the Company over a specified number of years and are renewable thereafter.

Seasonality — The Company typically experiences its highest levels of sales and accounts receivable in the educational products business at the end of the school year (the second quarter). However, seasonality does not have an overall material adverse effect on the Company’s operations.

Working Capital Items — The Company does not purchase or maintain material inventories in advance of sales of products, although certain materials are purchased in larger quantities in order to obtain volume discounts. The Company does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group maintains an “on approval” policy under which goods shipped subject to customer approval are not billed upon delivery and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. Siboney Learning Group also maintains a general “satisfaction guaranteed” policy under which GAMCO, TSS and EAS products may be returned within 12 months, and Orchard products within 90 days from the date of purchase if a customer is not satisfied. Approximately 3% of sales were returned in 2003.

Dependence On Limited Number Of Customers — In 2003 no customer accounted for 10% or more of revenues.

Backlog — The Company historically does not have a material backlog of orders.

Government Business — Sales of Siboney Learning Group’s computer software products are substantially dependent upon expenditures of school districts and individual schools. Although a substantial portion of Siboney Learning Group’s business is done with governmental subdivisions, such business is not subject to price renegotiation or termination at the election of the government.

Environmental Impact — Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment are not material to the Company.

Software Development — Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized at the greater of the ratio that current gross revenue for a product for the period involved bears to the total of current and anticipated future gross revenues for the product or the straight-line method over an estimated four-year useful life of the product.

Software development costs of $496,548, $695,585 and $539,360 were capitalized in 2003, 2002 and 2001, respectively. Amortization expense charged against earnings amounted to $559,159, $407,416 and $196,002 in 2003, 2002 and 2001, respectively. Research and development costs not capitalized are expensed in the year incurred and totaled approximately $656,300, $299,000 and $346,000 in 2003, 2002 and 2001, respectively.

Competition — Siboney Learning Group operates in highly competitive markets, which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. A number of the Company’s competitors are significantly larger and have substantially greater resources than the Company. The Company competes on the basis of price and effectiveness of software in achieving intended results. The comprehensive learning systems market is dominated by three major publishers: Pearson Learning, Plato Learning and Compass Learning. The market for single-title solutions is more fragmented. Major publishers in this market include Riverdeep/The Learning Company and Renaissance Learning. Over the past several years, the consolidation of educational software publishers has resulted in a reduction of the number of new software titles designed for schools.

Personnel — As of December 31, 2003, the Company had 52 full-time employees. The Company’s employees are not represented by any union.

Website — Our website address is http://www.Siboney.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, through our website as soon as practicable after we file the reports with the SEC.

Item 2.	Properties

The Company leases approximately 8,000 square feet of office space in St. Louis, Missouri under a lease which expires June 30, 2005. Siboney Learning Group also leases approximately 7,000 square feet of warehouse facilities in St. Louis, Missouri under a lease which expires May 31, 2007. The Lansing, Michigan research and development office leases approximately 3,100 square feet of offices under a lease which expires April 30, 2006.

The Company also has certain natural resource interests through several subsidiaries, which are not believed to be material assets of the Company, individually or in the aggregate.

Siboney Coal Company, Inc. (“Siboney Coal”), a subsidiary of the Company, owns the fee and mineral interests in coal properties aggregating approximately 1,425 acres in Johnson and Martin Counties, Kentucky. Prior to May 14, 2003, these properties were leased to a mining company under a lease which expired in 2012 and required an annual minimum royalty payment of $30,000 plus royalties per ton of coal mined. On April 14, 2003 after the Company was unable to reach agreement with the leasee on revised terms of the lease, as sought by the leasee, and the leasee failed to make the minimum royalty payment as required, the Company notified the leasee that the lease would be terminated on May 14, 2003. There were no revenues received by the Company for these properties in 2003.

The Company has recently become aware that a new residential subdivision being developed in Johnson County, Kentucky may encroach on coal property owned by our subsidiary. We presently are investigating whether the Company has any claims against the developer or any homeowner arising out of this situation and we have retained counsel to advise us and represent us in this matter. At this time were are unable to determine whether or not this situation will have any material effect on our future results of operations or financial condition.

Other subsidiaries of the Company have royalty and working interests in oil and gas leases and property rights. Revenues from such leases and interests are not material. The present value of estimated future net oil and gas reserves of the Company’s subsidiaries is presently not determinable, but is not believed to be material.

Prior to 1958, the Company held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated. The Company filed claims against the Cuban government with the U.S. Foreign Claims Settlement Commission which certified the Company’s loss as $2,454,000 plus 6% interest per annum from November 1959. No funds have been appropriated to satisfy such claims. Accordingly, the Company does not consider the collection of the claim to be probable.

Item 3.	Legal Proceedings None.
Item 4.	Submission Of Matters To A Vote Of Security Holders No matters were submitted to the shareholders of the Company during the quarter ended December 31, 2003.

PART II

Item 5.	Market For Registrant’s Common Equity And Related Stockholder Matters

(a)	Market Information

Sales of the Company’s common stock are reported on the Over-The-Counter “Bulletin Board” maintained by Nasdaq.

Stock Price and Dividend Information

The following table sets forth the high and low bid prices per share of common stock.

2003			2002

QUARTER	HIGH	LOW	QUARTER	HIGH	LOW

First	$ .26	$ .17	First	$ .56	$ .44
Second	.29	.18	Second	.46	.31
Third	.37	.23	Third	.34	.25
Fourth	.38	.17	Fourth	.25	.17

The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)	Holders The number of holders of record of the Company’s common stock as of March 22, 2004 was 9,065.

(c)	Dividends

No cash dividends were paid on the Company’s common stock in 2003 or 2002. The Company intends to continue its historical pattern of utilizing cash generated by operations to support future growth. Generally, the payment of dividends is within the discretion of the Board of Directors who will consider all relevant factors in making determinations regarding future dividends, if any.

(d)	Securities Authorized For Issuance Under Equity Compensation Plans See Part III, Item 12 on page 18.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Form 10-K. The Statement of Operations data set forth below for each of the years in the three-year period ended December 31, 2003 and the Balance Sheet data as of December 31, 2003 and 2002 are derived from, and qualified by reference to, our financial statements appearing elsewhere in this Form 10-K. The Statement of Operations data for the years ended December 2000 and 1999 and the Balance Sheet data as of December 31, 2001, 2000 and 1999 are derived from audited financial statements not included herein.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Revenues	$8,752,789	$8,902,275	$8,280,373	$5,401,070	$3,309,021

Income from operations	$699,509	$1,204,015	$1,234,121	$1,126,819	$315,187

Income before income taxes	$685,110	$1,159,481	$1,155,588	$1,128,530	$407,783

Net income	$451,035	$706,081	$1,238,388	$1,317,530	$543,783

Earnings per common share - basic	$0.03	$0.04	$0.07	$0.08	$0.03

Weighted average number
of common shares outstanding - basic	17,343,407	16,785,146	16,697,872	16,571,822	16,522,821

Earnings per common share - diluted	$0.03	$0.04	$0.07	$0.08	$0.03

Weighted average number
of common shares outstanding - diluted	17,374,890	17,175,789	17,455,045	17,267,570	16,839,689

Total assets (at year-end)	$6,369,753	$5,871,235	$5,436,247	$3,427,112	$1,601,114

Long-term debt (at year-end)	$43,574	$211,768	$511,510	$210,298	$34,266

Total debt (at year-end)	$250,082	$635,416	$912,971	$307,734	$56,559

Stockholders' equity (at year-end)	$5,012,478	$4,450,604	$3,735,243	$2,486,223	$1,150,364

The Company neither declared nor paid cash dividends during the five years in the period ended December 31, 2003.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion analyzes the changes in the Company’s results of operations during the three years in the period ended December 31, 2003 and comments on the Company’s financial position as of December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amounts reported in these financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the level of contingent assets and liabilities disclosed at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include software revenue recognition, stock-based compensation, capitalization and amortization of software development costs, and goodwill and other intangible assets as explained below.

SOFTWARE REVENUE RECOGNITION

Substantially all of the Company’s software sales are made under contracts that call for only the delivery of software with no significant additional obligations. Revenue is recognized at the time of delivery, provided that there is a signed purchase order, delivery of the product has taken place, the fee is fixed by the contract and collection is considered probable.

STOCK-BASED COMPENSATION

We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25, and the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Accordingly, no compensation cost is recognized for our stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for the stock option.

PROPRIETARY SOFTWARE IN DEVELOPMENT

In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting and tracing the detailed program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratio that current gross revenue for a product for the period involved bears to the total of current and anticipated future gross revenues for the product or the straight-line method over an estimated four-year useful life of the product. Future events such as market conditions, customer demand, or technological obsolescence could cause us to conclude that the carrying value of the software at a given point in time is impaired, and the amount of the impairment so determined would be required to be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made.

GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142). SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under SFAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Prior to the adoption of SFAS 142, goodwill amortization amounted to $209,612 in 2001. Intangible assets with finite lives are amortized over their useful lives. As part of the implementation of SFAS 142, we were required to complete a transitional impairment test of goodwill and other intangible assets. The fair value of the Company’s only operating business unit was estimated by obtaining an independent business valuation. There was no impairment of goodwill upon the adoption of SFAS 142. Prospectively, we will test our goodwill and intangible assets for impairment not less frequently than as a part of our annual business planning cycle during the fourth quarter of each year. Future events such as market conditions or operational performance could cause us to conclude that impairment exists. Any resulting impairment loss would be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made and could have a material adverse impact on our financial condition and results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R and that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any variable interest entities, and therefore expects no impact of the adoption of FIN 46R.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company does not own any derivative instruments or participate in any hedging activities, and therefore experienced no impact of the adoption of SFAS 149.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150), was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement, and therefore experienced no impact of the adoption of SFAS 150.

Results of Operations

2003 In Comparison With 2002

For the year ended December 31, 2003 the Company’s consolidated revenues decreased 1.7% to $8.8 million from $8.9 million recorded in 2002. This decrease was the result of the third consecutive year of difficult funding for K-12 schools, due primarily to cutbacks in states’ budgets.

Sales of the Company’s single title products, GAMCO and Teacher Support Software, continued to decline in 2003, reflecting an industry-wide trend toward more comprehensive solutions that began in 2000. In addition, the Company experienced lower sales to families through a distributor specializing in direct home sales.

Sales of the Company’s flagship Orchard product to schools increased 9% in 2003 compared to 2002, primarily as a result of an increase in sales generated by the Company’s direct sales force in territories not covered by the Company’s network of resellers. Additionally, Educational Activities Software, acquired in January 2001, generated an increase in sales of 7% compared to 2002.

The Company did not receive any revenue from the Company’s coal properties in 2003 compared with revenues of $30,000 in 2002. During 2003, the Company, by mutual agreement with the lessee of the properties who mined the coal, terminated the lease.

The cost of products sold increased $68,314 to $2.0 million in 2003. This increase reflected higher amortization of development expenses and higher royalty advances totaling $223,264. These increases were partially offset by lower material costs of $154,950.

Selling, general and administrative expenses increased to $6.0 million in 2003, or 5%, from $5.7 million in 2002, due primarily to increased expenses for salaries, professional fees and general marketing expenses.

As a result of the above factors, income from operations declined 42% to $699,509 in 2003 from $1,204,015 in 2002.

Net interest expense decreased 58% to $19,432 in 2003 from $46,706 in 2002, as the Company continued to pay down acquisition-related debt.

Income tax expense decreased to $234,075 in 2003, a reduction of $219,325 from $453,400 in 2002 primarily as a result of the decrease in pretax income.

As a result of the above factors, the net income for the year ended December 31, 2003 was $451,035 compared to net income for 2002 of $706,081, representing a decrease of 36%. Earnings per share decreased to $0.03 per share from $0.04 per share.

2002 In Comparison With 2001

For the year ended December 31, 2002 the Company’s consolidated revenues increased 8% to $8.9 million from $8.2 million recorded in 2001. This increase was accomplished in another difficult funding year for K-12 schools.

Sales of the Company’s flagship Orchard product to schools increased 30% in 2002 compared to 2001, the fifth consecutive year of increases in this comprehensive software product line. Additionally, Education Activities Software, acquired in January 2001, generated sales of $1.1 million in 2002, a decrease of 6% compared to 2001.

Sales of the Company’s single-title product lines, GAMCO and Teacher Support Software, continued to decline in 2002, reflecting an industry-wide trend toward more comprehensive solutions that began in 2000.

Revenues from the Company’s coal properties in 2002 were $30,000 compared to $187,000 in 2001. The decrease was due to reduced mining activity on the Company’s property.

The cost of products sold increased to $1.9 million in 2002 from $1.5 million in 2001. This increase reflected additional amortization of development expenses of $215,582, as well as volume-and product mix-related increases in author royalties and cost of materials.

Selling, general and administrative expenses increased to $5.7 million in 2002 from $5.6 million in 2001, due primarily to increased expenses for the addition of personnel in technical support and sales management.

As a result of the above factors, income from operations declined 2.5% to $1.2 million in 2002.

Net interest expense decreased 46% to $46,706 in 2002 from $87,056 in 2001, as the Company continued to pay down acquisition-related debt.

Income tax expense in 2002 increased by $536,200 compared to 2001, primarily as a result of the utilization of net operating losses carried forward from prior years in 2002 not being offset by a reduction in the related deferred tax asset valuation allowance as was done in 2001, as the allowance was fully eliminated in 2001.

As a result of the above factors, the Company’s net income for the year ended December 31, 2002 was $706,081 compared to net income for 2001 of $1.2 million, representing a decrease of 43%. Earnings per share decreased to $0.04 per share from $0.07 per share.

Liquidity And Capital Resources

The Company has financed its business primarily with cash generated from operating activities and accessing its bank revolving line of credit and seller financing. The line of credit agreement, which matures in June 2004, provides for maximum borrowings of $1.0 million and is secured by the Company’s accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of December 31, 2003, the Company reported a net worth of $5 million. As of that date, there were no borrowings outstanding under the Company’s line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

The Company expects that cash generated from operations, supplemented by cash on hand and its line of credit, will provide adequate liquidity to fund the Company’s operations over the next year. However, the Company may be required to access additional sources of funding if it pursues significant future acquisitions or there are unanticipated adverse developments in its operations.

The Company had the following contractual obligations at December 31, 2003:

	Payments Due By Period

	Less Than		More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$188,935	$182,164	$ 6,771	$--	$--
Capital lease obligations	65,346	27,039	38,307	--	--
(including interest)
Operating lease obligations	491,012	254,492	236,520	--	--
Purchase Obligations	--	--	--	--	--
Other long-term liabilities
reflected on the Company’s
balance sheet under GAAP	--	--	--	--	--

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. Borrowings with the bank bear interest at prime rate and 0.25% above prime rate.

Due to the nature of the Company’s borrowings, it has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

Item 8.	Financial Statements And Supplementary Information

The financial statements and supplementary information required by this Item 8 are set forth at the pages indicated in Part IV, Item 15 of this Report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure None.

Item 9A.	Controls And Procedures

It is the Chief Executive Officer’s and the Chief Financial Officer’s responsibility to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

During the fourth quarter of 2003, the management of the Company, including the Chief Executive and Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.” Based on his evaluation, the Chief Executive and Financial Officer has concluded that such controls and procedures were effective. There has been no change in internal controls over financial reporting identified in connection with such evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors And Executive Officers Of The Registrant

The information contained under the captions “Proposal 1 — Election of Directors — Information Concerning Nominees,” “Information Concerning Executive Officers,” “The Board of Directors, Compensation Committee and Audit Committee—Audit Committee” and “—Shareholder Communications” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2004 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The Board of Directors has approved a Code of Ethics that covers the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code is posted on the Company’s website, www.siboney.com.

Item 11.	Executive Compensation

The information contained under the captions “Executive Compensation,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” and “Employment Contracts” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2004 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information regarding security ownership contained under the captions “Voting Securities and Principal Holders Thereof” and “Proposal 1 Election of Directors — Information Concerning Nominees” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2004 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Equity Compensation Plan Information

			Number of securities remaining available for future issuance under
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	equity compensation plan [excluding securities reflected in column (a)]
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,793,720	$0.38	210,420

Equity compensation plans not approved by security holders(1)	975,000	0.28	7,155,000

Total	2,768,720		7,365,420

(1) The Company’s 1987 Non-Qualified Stock Option Plan has not been approved by the Company’s security holders. The plan provides for the granting of options to purchase the Company’s common stock to eligible employees, directors, consultants and contractors of the Company. The Board of Directors has full authority and discretion in fixing the purchase price of the stock subject to each option granted. The term of each option granted pursuant to the plan shall not be more than five years from the date of grant.

Item 13.	Certain Relationships And Related Transactions None.

Item 14.	Principal Accountant Fees And Services

The information contained under the caption “Independent Public Accountants” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2004 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Company by its independent auditors. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Rubin, Brown, Gornstein & Co., for fiscal 2004. All other services must be specifically pre-approved by the full Audit Committee or by a designated member of the Audit Committee who has been delegated the authority to pre-approve the provision of services.

Fees paid by the Corporation to its independent auditors are set forth in the proxy statement under the heading “Audit Fees” and are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedule And Reports On Form 8-K

PAGE

(a) (1) Financial Statements:

Report of Independent Certified Public Accountants	21
Consolidated Balance Sheet at December 31, 2003 and 2002	22
Consolidated Statement of Operations for the Years Ended December 31, 2003, 2002 and 2001	23
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	24
Consolidated Statement of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	25
Notes to Consolidated Financial Statements	26-44

(a) (2) Financial Statement Schedule:

Schedule V — Valuation and Qualifying Accounts 2003, 2002 and 2001	45

(a) (3) Exhibits - See Exhibit Index on page 47.

(b) Reports On Form 8-K No current reports on Form 8-K were filed during the quarter ended December 31, 2003.

Report Of Independent Certified Public Accountants

Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly, in all material respects, the information required to be set forth therein.

St. Louis, Missouri
February 13, 2004

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Assets
	December 31,

	2003	2002

Current Assets
Cash	$1,102,608	$ 568,947
Accounts receivable	1,534,547	1,613,674
Inventories	377,382	402,144
Refundable income taxes	20,000	—
Prepaid expenses	133,253	171,041
Deferred tax asset	96,400	48,000

Total Current Assets	3,264,190	2,803,806
Property and Equipment	422,773	410,789
Goodwill, Net	1,045,015	936,688
Other Assets	1,637,775	1,719,952

	$6,369,753	$5,871,235

Liabilities And Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$ 182,164	$ 398,852
Current portion of capitalized lease obligation	24,344	24,796
Accounts payable	256,878	294,192
Accrued profit sharing plan contribution	55,000	58,500
Accrued bonuses	60,735	54,822
Accrued commissions	62,887	65,896
Accrued vacation	84,823	97,693
Other accrued expenses	232,670	120,512

Total Current Liabilities	959,501	1,115,263

Long-Term Liabilities
Long-term debt	6,771	150,621
Capitalized lease obligation	36,803	61,147
Deferred tax liability	354,200	93,600

Total Long-Term Liabilities	397,774	305,368

Commitments and Contingencies

Stockholders’ Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 17,591,079 in 2003 and 16,796,704 in 2002	1,759,108	1,679,671
Additional paid-in capital	50,310	18,908
Retained earnings	3,203,060	2,752,025

Total Stockholders’ Equity	5,012,478	4,450,604

	$6,369,753	$5,871,235

See the accompanying notes to consolidated financial statements.	Page 22

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For The Years Ended December 31,

	2003	2002	2001

Revenues	$8,752,789	$8,902,275	$8,280,373
Cost of Product Sales	2,039,147	1,970,833	1,479,635
Selling, General and Administrative Expenses	6,014,133	5,727,427	5,566,617

Income From Operations	699,509	1,204,015	1,234,121

Other Income (Expense)
Interest expense, net	(19,432)	(46,706)	(87,056)
Gain on sale and disposition of assets	—	—	6,000
Miscellaneous	5,033	2,172	2,523

Total Other Expense	(14,399)	(44,534)	(78,533)

Income Before Income Taxes	685,110	1,159,481	1,155,588
Income Tax (Expense) Benefit	(234,075)	(453,400)	82,800

Net Income	$451,035	$706,081	$1,238,388

Earnings Per Common Share - Basic	$0.03	$0.04	$0.07

Earnings Per Common Share - Diluted	$0.03	$0.04	$0.07

Weighted Average Number of Common
Shares Outstanding - Basic	17,343,407	16,785,146	16,697,872

Weighted Average Number of Common
Shares Outstanding - Diluted	17,374,890	17,175,789	17,455,045

See the accompanying notes to consolidated financial statements.	Page 23

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2003, 2002 And 2001

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Unrealized Holding Gain	Retained Earnings	Total Stockholders’ Equity

Balance - January 1, 2001	16,658,344	$1,665,835	$8,332	$4,500	$807,556	$2,486,223
Issuance of Common Stock	85,680	8,568	6,564	—	—	15,132
Net Income	—	—	—	—	1,238,388	1,238,388
Net Appreciation on
Investment	—	—	—	1,500	—	1,500
Sale of Investment	—	—	—	(6,000)	—	(6,000)

Balance - December 31, 2001	16,744,024	1,674,403	14,896	—	2,045,944	3,735,243
Issuance of Common Stock	52,680	5,268	4,012	—	—	9,280
Net Income	—	—	—	—	706,081	706,081

Balance - December 31, 2002	16,796,704	1,679,671	18,908	—	2,752,025	4,450,604
Issuance of Common Stock	812,500	81,250	23,594	—	—	104,844
Stock Repurchase	(18,125)	(1,813)	(3,592)	—	—	(5,405)
Tax Benefit of Non-Qualified
Stock Options Exercised	—	—	11,400	—	—	11,400
Net Income	—	—	—	—	451,035	451,035

Balance - December 31, 2003	17,591,079	$1,759,108	$50,310	$—	$3,203,060	$5,012,478

See the accompanying notes to consolidated financial statements.	Page 24

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Years Ended December 31,

	2003	2002	2001

Cash Flows From Operating Activities
Net income	$451,035	$706,081	$1,238,388
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	191,992	166,906	141,179
Amortization	575,825	538,042	538,947
Deferred income taxes	223,600	453,400	(82,800)
Gain on sales and disposition of assets	—	—	(6,000)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	79,127	(271,412)	(642,396)
(Increase) decrease in inventories	24,762	(116,367)	(61,097)
Increase in refundable income taxes	(20,000)	—	—
(Increase) decrease in prepaid expenses	37,788	33,865	(91,778)
(Increase) decrease in deposits	2,900	(2,462)	22,365
Increase (decrease) in accounts payable and
accrued expenses	61,378	(24,218)	241,678

Net Cash Provided By Operating Activities	1,628,407	1,483,835	1,298,486

Cash Flows From Investing Activities
Payments for equipment	(203,976)	(155,136)	(194,257)
Proceeds from sale of assets, net of related selling
expenses	—	—	6,000
Payments for software development costs	(496,548)	(696,850)	(539,360)
Payments for assets of and earn-out payments
to unrelated entities	(108,327)	(29,135)	(1,137,520)

Net Cash Used In Investing Activities	(808,851)	(881,121)	(1,865,137)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	104,844	9,280	15,132
Payments under stock buy back program	(5,405)	—	—
Principal payments on capital lease obligation	(24,796)	(23,649)	(22,653)
Proceeds from long-term debt	—	—	725,000
Principal payments on long-term debt	(360,538)	(397,632)	(399,148)

Net Cash Provided By (Used In) Financing Activities	(285,895)	(412,001)	318,331

Net Increase (Decrease) In Cash	533,661	190,713	(248,320)

Cash - Beginning of Year	568,947	378,234	626,554

Cash - End of Year	$1,102,608	$568,947	$378,234

Supplemental Disclosure of Cash Flow Information
Interest paid	$26,476	$58,491	$87,371
Income taxes paid	$30,475	$3,968	$9,414

Noncash investing and financing activities (Note 11)

See the accompanying notes to consolidated financial statements.	Page 25

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 And 2001

1.	Summary Of Significant Accounting Policies

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of Siboney Corporation and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Estimates And Assumptions

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from those estimates.

Fair Value Of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of long-term debt and capital lease obligations, including the current portions, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor. At December 31, 2003 and December 31, 2002, the Company had approximately $1,012,000 and $455,200 in excess of FDIC insured limits, respectively.

Allowance For Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Changes in the valuation allowance have not been material to the financial statements.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Property And Equipment

Property and equipment are carried at cost, less accumulated depreciation computed using principally the straight-line method. Assets are depreciated over periods ranging from three to 39 years.

When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the respective accounts and any gain or loss realized from disposition is reflected in results of operations.

Advertising

The Company expenses the costs of advertising as incurred except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of catalog advertising to which sales orders are directly attributed. The capitalized cost of the advertising is amortized over a 12-month period following the issuance of the catalog. At December 31, 2003 and 2002, $45,607 and $95,993, respectively, of advertising costs were capitalized. Advertising expense amounted to $607,931 in 2003, $546,863 in 2002 and $604,586 in 2001.

Revenue Recognition

Revenue from sales of educational software products is generally recognized upon product shipment, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company maintains an “on approval” policy for most products, under which goods shipped subject to customer approval are not billed upon delivery and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. The Company also maintains a general “satisfaction guaranteed” policy under which non-Orchard products may be returned within 12 months and Orchard products within 90 days from the date of sale if the customer is dissatisfied. All conditions for revenue recognition are met at the time of sale as defined in Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists.” The Company has not experienced significant product returns for refund and, therefore, Company management is of the opinion that no allowance for sales returns is necessary.

Software Development Costs

Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Amortization is provided based on the greater of the ratio that current gross revenues for a product for the period involved bears to the total of current and anticipated future gross revenues for the product or the straight-line method over an estimated four year useful life of the product.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Warranty Costs

The Company provides warranties on sales of educational products and all significant warranty costs are charged to operations when the costs are probable and estimatable. Company management is of the opinion that no allowance for warranty costs is necessary.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123), in 1997. As permitted by SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Years Ended December 31,

	2003	2002	2001

Net income, as reported	$451,035	$706,081	$1,238,388
Deduct: total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of tax effects	97,807	108,231	77,001

Pro forma net income	$353,228	$597,850	$1,161,387

Earnings per share:
Basic - as reported	$0.03	$0.04	$0.07
Basic - pro forma	0.02	0.04	0.07

Diluted - as reported	0.03	0.04	0.07
Diluted - pro forma	0.02	0.03	0.07

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus deferred taxes relating primarily to differences in the basis of accounting for software development costs and goodwill.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Goodwill And Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be tested at least annually for impairment. SFAS 142 also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. In addition, intangible assets (other than goodwill) that have finite useful lives continue to be amortized over their useful lives; however, the amortization period of such intangible assets will no longer be limited to 40 years.

The Company adopted SFAS 142 effective January 1, 2002 and, accordingly, ceased amortizing amounts related to goodwill starting January 1, 2002. The balance of goodwill is related to the Company’s subsidiary, Siboney Learning Group, Inc. (SLG). In accordance with the adoption of SFAS 142, the Company performed a goodwill impairment review by obtaining an independent business valuation. The Company compared its fair value with the carrying amount of assets and determined that none of the goodwill recorded was impaired.

The following is a reconciliation of reported net income adjusted for adoption of SFAS 142:

	2003	2002	2001

Reported net income	$451,035	$706,081	$1,238,388
Add back: Goodwill amortization	—	—	209,612

Pro forma net income	$451,035	$706,081	$1,448,000

Basic earnings per share - as reported	$0.03	$0.04	$0.07
Basic earnings per share - pro forma	0.03	0.04	0.09

Diluted earnings per share - as reported	0.03	0.04	0.07
Diluted earnings per share - pro forma	0.03	0.04	0.08

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIE that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any variable interest entities, and therefore expects no impact of the adoption of FIN 46R.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company does not own any derivative instruments or participate in any hedging activities, and therefore experienced no impact of the adoption of SFAS 149.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement, and therefore experienced no impact of the adoption of SFAS 150.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

2.	Operations

The Company’s operations consist of only one segment, the publishing and distribution of educational software products through Siboney Learning Group, a wholly owned subsidiary. Sales are made through a network of independent distributors throughout the country as well as through its own catalogs and sales force.

The Company also holds interests in certain coal, oil and gas natural resources which are not considered to be material.

During 2001, the Company acquired certain assets or stock of various unrelated entities. These acquisitions were accounted for using the purchase method with the results of operations included in the Company’s consolidated statement of operations from the dates of acquisition.

The total purchase price of the acquisitions was allocated as follows:

	January 2001	May 2001

Goodwill	$445,536	$363,650
Software development costs	298,847	131,401
Covenants not to compete	100,000	100,000

	$844,383	$595,051

See Note 17 for the pro forma effect of the acquisitions.

3.	Accounts Receivable

Accounts receivable consist of:

	2003	2002

Accounts receivable	$1,597,878	$1,676,827
Less: Allowance for doubt	63,331	63,153

	$1,534,547	$1,613,674

Accounts receivable are pledged as collateral for notes payable (Note 7).

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

4.	Inventories

Inventories consist of:

	2003	2002

Raw materials	$329,817	$336,191
Finished goods	93,465	95,253
Reserve for obsolescence	(45,900)	(29,300)

	$377,382	$402,144

Inventories are pledged as collateral for notes payable (Note 7).

5.	Property And Equipment

Property and equipment consist of:

	2003	2002

Leasehold improvements	$71,033	$70,223
Office equipment, furniture and fixtures	833,526	679,113
Machinery and equipment	381,156	442,143

	1,285,715	1,191,479
Less: Accumulated depreciation	862,942	780,690

	$422,773	$410,789

Assets held under capital leases totaled $97,978 at December 31, 2003 and 2002. Accumulated depreciation related to these leased assets amounted to $40,824 and $16,330 at December 31, 2003 and 2002, respectively. Amortization expense of capital lease assets is included in depreciation expense.

Depreciation charged to operations amounted to $191,992 in 2003, $166,906 in 2002 and $141,179 in 2001.

Certain equipment is pledged as collateral for notes payable (Note 7).

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

6.	Goodwill And Other Assets

Goodwill

Goodwill represents the purchase price of the acquired companies’ assets in excess of the fair value of those net assets at the date of acquisition and, prior to January 1, 2002, was amortized on a straight-line basis over five years, which approximated the life of the acquired assets. There was no amortization of goodwill charged to operations in 2002 or 2003 with the adoption of SFAS 142. Amortization of goodwill charged to operations amounted to $209,612 in 2001 (Note 1). Additions to goodwill of $108,327 in 2003 and $29,135 in 2002 represent earn-out payments made in those years relating to acquisitions made prior to 2002.

Other Assets

Other assets, net of accumulated amortization, consist of:

	2003	2002

Software development costs (net of accumulated amortization of $1,224,428 in 2003 and $664,006 in 2002)	$1,634,090	$1,696,701
Covenants not to compete	—	16,666
Deposits	3,685	6,585

	$1,637,775	$1,719,952

During 2003, 2002 and 2001, $496,548, $695,585 and $539,360, respectively, of software development costs were capitalized. Amortization of software development costs charged against earnings amounted to $559,159, $407,416 and $196,002 in 2003, 2002 and 2001, respectively. Software development costs not capitalized are expensed in the year incurred and totaled approximately $656,300, $299,000 and $346,000 in 2003, 2002 and 2001, respectively.

Covenants not to compete are being amortized on a straight-line basis over two years, which is the life of the covenant agreements. Amortization of these covenants charged to operations amounted to $16,666, $125,000 and $133,333 in 2003, 2002 and 2001, respectively.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

The weighted average amortization period of intangible assets that are subject to amortization (primarily software development costs) is for four years. Projected amortization of intangible assets expected to be charged to earnings over the next five years is as follows:

Year	Amount

2004	$411,139
2005	364,109
2006	198,597
2007	75,288
2008	—

$1,049,133

7.	Long-Term Debt

Long-term debt consisted of the following:

	2003	2002

Notes payable - bank, face amount of $725,000, secured by accounts receivable, inventory and fixed assets, payable in monthly installments of $8,025 and $6,771 plus interest at the bank's prime rate plus 0.25%, final payments due in May 2004 and January 2005	$129,935	$303,797

Note payable - seller financed, face amount of $546,646, unsecured, payable in quarterly installments of $25,000 including interest at the Company's implicit borrowing rate at the time of acquisition of 10.25%, final payment made in January 2004	24,375	209,845

Note payable - finance company, unsecured, payable in monthly installments of $7,041 including interest at 6.25%, final payment due in July 2004	34,625	—

Note payable - finance company, unsecured, payable in monthly installments of $5,265 including interest at 8.5%, final payment made in July 2003	—	35,831

	188,935	549,473
Less: Current maturities	182,164	398,852

	$6,771	$150,621

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

The Company has a $1,000,000 revolving line-of-credit agreement with a bank. The outstanding debt is due on demand, and if no demand is made, the outstanding debt is due on June 30, 2004. The agreement, secured by accounts receivable, inventory and equipment, requires monthly interest payments on the outstanding balance at the lender’s prime rate. As of December 31, 2003 and 2002, no amounts were outstanding under the line-of-credit agreement. The revolving credit agreement with the bank requires the Company to maintain a minimum net worth of $2,500,000.

The weighted average interest rate on the Company’s borrowings was 5.39%, 6.97% and 8.39% for the years ended December 31, 2003, 2002 and 2001, respectively. Interest expense amounted to $26,476, $53,771 and $96,186 for the years ended December 31, 2003, 2002 and 2001, respectively.

The scheduled maturities of long-term debt at December 31, 2003 are as follows:

Year	Amount

2004	$182,164
2005	6,771

$188,935

8.	Capital Lease

The Company has entered into a capital lease agreement for a phone system with a cost of $97,978. The lease provides for payments which are the equivalent of principal and interest at 5.5%, payable in monthly installments of $2,253, with final payment due in May 2006.

The future minimum annual lease payments under the capital lease are:

Year	Amount

2004	$27,039
2005	27,039
2006	11,268

65,346
Less: Amount representing interest	4,199

61,147
Less: Current maturities	24,344

$36,803

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

9.	Deferred Compensation Plan

On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax-deferred basis. The plan provides for matching contributions on a graduated scale, up to 3.6% of the employee’s annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company’s total contributions to the 401(k) plan were approximately $108,700 in 2003, $111,500 in 2002 and $95,000 in 2001.

10.	Income Taxes

The income tax (expense) benefit consists of:

	2003	2002	2001

Current
Federal	$(188,000)	$(298,000)	$(369,000)
State	(29,075)	(45,000)	(55,000)

	(217,075)	(343,000)	(424,000)
Utilization of net operating losses
carried forward	206,600	343,000	424,000

Total current	(10,475)	—	—

Deferred:
Federal	(195,000)	(394,000)	72,000
State	(28,600)	(59,400)	10,800

Total deferred	(223,600)	(453,400)	82,800

	$(234,075)	$(453,400)	$82,800

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities, as shown in the accompanying consolidated balance sheet, include the following components:

	2003	2002

Deferred Tax Assets
Inventory obsolescence and uniform
capitalization	$25,600	$24,000
Accrued vacation	32,000	—
Allowance for doubtful accounts	24,000	24,000
Goodwill	129,600	84,100
Noncompete agreements	91,000	92,000
Purchased software development costs	11,000	29,000
Net operating loss carryovers	14,800	245,500

Total deferred tax assets	328,000	498,600

Deferred Tax Liabilities
Property and equipment	12,300	15,000
Capitalized software development costs	573,500	529,200

Total deferred tax liabilities	585,800	544,200

Net deferred tax liabilities	$(257,800)	$(45,600)

Based on the Company’s net income over the three years in the period ended December 31, 2003 and on the Company’s budgeted results of operations for 2004, management has determined that no deferred tax asset valuation allowance is necessary at December 31, 2003.

The deferred tax assets and liabilities include the following components:

	2003	2002

Net current deferred tax assets	$96,400	$48,000
Net long-term deferred tax liabilities	(354,200)	(93,600)

	$(257,800)	$(45,600)

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

The net operating loss carryovers for federal income tax purposes of approximately $43,000 at December 31, 2003 are available to reduce future taxable income. These net operating losses expire in 2018.

The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	2003	2002	2001

Statutory rate	34%	34%	34%
State income taxes, net of federal benefits	4	4	4
Effect of expiration of net operating losses
carried forward	—	—	28
Realization of deferred tax asset valuation
allowance	—	—	(76)
Other	(4)	1	3

	34%	39%	(7%)

11.	Supplemental Cash Flow Information

In 2002, the Company financed the purchase of assets of $97,978 through a capital lease and the addition of prepaid expenses through a note payable of $45,747.

In 2001, the Company financed the purchases of the assets of educational software companies through notes payable of $302,038.

12.	Stock Option Plans

The Company’s 1997 Incentive Stock Option Plan, as amended, (the “1997 Plan”) provides for granting to key employees of the Company or its subsidiaries options to purchase a maximum of 2,400,000 shares of the Company’s common stock. The 1997 Plan provides for the granting of options which qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code. All options granted under the 1997 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. The 1997 Plan has a maximum term of ten years.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

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

The weighted-average fair value of options at date of grant for options granted during 2003, 2002 and 2001 was $0.07, $0.23 and $0.46 per option, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2003	2002	2001

Expected option life	3.0 years	2.6 years	2.9 years
Risk free interest rate	2.93%	2.92%	5.00%
Expected volatility	44.12%	93.84%	123.98%
Expected dividend yield	—	—	—

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

A summary of stock option activity for 2003, 2002 and 2001 is as follows:

	Number Of Shares	Price Per Share	Weighted Average Exercise Price

Balance - January 1, 2001	1,734,000	$0.1275 -$0.62	$0.27
Granted	753,900	$0.495 - $0.655	0.55
Exercised	(85,680)	$0.1275 - $0.515	0.18
Forfeited/Expired	(77,900)	$0.1275 - $0.56	0.49

Balance - December 31, 2001	2,324,320	$0.1275 - $0.655	0.35
Granted	724,200	$0.23 - $0.38	0.32
Exercised	(52,680)	$0.1275 - $0.515	0.18
Forfeited/Expired	(152,400)	$0.16 - $0.56	0.40

Balance - December 31, 2002	2,843,440	$0.1275 - $0.655	0.35
Granted	1,132,300	$0.20 - $0.255	0.21
Exercised	(812,500)	$0.1275 - $0.515	0.13
Forfeited/Expired	(394,520)	$0.20	0.28

Balance - December 31, 2003	2,768,720	$0.180 - $0.655	$0.37

The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding Options			Exercisable Options
Range Of Exercise Prices	Number Of Options	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

$0.180 - $0.2550	1,353,900	3.0	$0.21	626,780	$0.21
$0.380 - $0.5665	1,164,820	3.0	$0.49	847,972	$0.50
$0.620 - $0.6550	250,000	3.0	$0.65	240,000	$0.42

$0.180 - $0.6550	2,768,720		$0.37	1,714,752	$0.42

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

13.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding of 17,343,407 in 2003, 16,785,146 in 2002 and 16,697,872 in 2001.

Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding of 17,374,890 in 2003, 17,175,789 in 2002 and 17,455,045 in 2001.

The determination of the numerator and denominator for the computation of basic and diluted earnings per common share is as follows:

	2003	2002	2001

Numerator for basic and diluted earnings
per share - income available to
common shareholders	$ 451,035	$ 706,081	$ 1,238,388

Denominator:
Weighted average number of common
shares used in basic EPS	17,343,407	16,785,146	16,697,872

Effect on dilutive securities:
Common stock options	31,483	390,643	757,173

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS	17,374,890	17,175,789	17,455,045

Options to purchase 1,614,820 shares of the common stock at rates ranging from $0.255 to $0.655 were outstanding at December 31, 2003 but were not included in the components of diluted EPS because the options’ exercise price was greater than the average 2003 market price of the common shares.

For additional disclosures regarding stock options, see Notes 1 and 12.

14.	Commitments

Lease Commitments

The Company leases office and warehouse space under renewable operating leases which expire at various dates through May 2007. Total rent expense under all operating leases was $235,787, $227,579 and $196,238 in 2003, 2002 and 2001, respectively.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

The future minimum annual rentals under the remaining leases are as follows:

Year	Amount

2004	$ 254,492
2005	157,150
2006	59,320
2007	20,050

$ 491,012

Guaranteed Royalty Agreement

The Company has an agreement with a publishing company for software licensing. The terms of the agreement require minimum royalty payments up to 20% on sales of selected products.

The future minimum annual guaranteed royalties payable under the agreement are as follows:

Year	Amount

2004	$ 100,000
2005	100,000
2006	100,000

15.	Significant Customers And Suppliers

There were no customers that represented more than 10% of the Company’s revenues in 2003. In 2002, Brainstorm USA, LLC and Hart, Incorporated each accounted for approximately 12% of the Company’s revenues. In 2001, Brainstorm USA, LLC accounted for approximately 10% of the Company’s revenues. Accounts receivable from these two customers totaled approximately $342,000 at December 31, 2002. There was not a significant concentration of accounts receivable from customers at December 31, 2003 or 2001.

There were no significant suppliers for 2003, 2002 or 2001.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

16.	Summary Of Quarterly Financial Information (Unaudited)

The following are unaudited comparative quarterly summaries of the consolidated results of operations of the Company for the years ended December 31, 2003 and 2002. The summaries were prepared using accounting principles generally accepted in the United States of America and, in the opinion of the Company’s management, include all adjustments, consisting of normally recurring accruals, necessary for a fair presentation of the results of operations for the respective quarterly periods.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share(1)

	(In Thousands of Dollars, Except Per Share Amounts)
2003

Net Sales	$ 1,529		$ 3,336		$ 1,549		$ 2,339		$ 8,753

Gross Profit	1,151		2,706		1,087		1,770		6,714

Income (Loss) Before
Extraordinary Items
and Cumulative
Effect of a Change
in Accounting	(242)	(0.01)	793	0.05	(275)	(0.02)	175	0.01	451	0.03

Net Income	(242)	(0.01)	793	0.05	(275)	(0.02)	175	0.01	451	0.03

2002

Net Sales	$ 1,868		$ 3,074		$ 1,916		$ 2,044		$ 8,902

Gross Profit	1,436		2,439		1,451		1,605		6,931

Income Before
Extraordinary Items
and Cumulative
Effect of a Change
in Accounting	45	—	491	0.03	73	—	97	0.01	706	0.04

Net Income	45	—	491	0.03	73	—	97	0.01	706	0.04

(1)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year. The per share amounts presented represent earnings per share on both a basic and diluted basis.

17.	Pro Forma Information (Unaudited)

The following pro forma consolidated information of the Company, for the year ended December 31, 2001, gives effect to the acquisitions disclosed in Note 2 as if they were effective January 1, 2001. The information gives effect to the acquisitions under the purchase method of accounting.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

The pro forma information may not be indicative of the results that would have actually occurred if the acquisitions had been effective on the dates indicated or of the results that may be obtained in the future. The pro forma information should be read in conjunction with the consolidated financial statements and notes thereto of the Company.

Pro Forma December 31,
(In thousands, except per share data)	2001

Net operating revenue	$ 8,280
Net income	1,118
Net income available to common stockholders	1,118
Earnings per common share - basic	0.07
Earnings per common share - diluted	0.06

SIBONEY CORPORATION

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 2003, 2002 And 2001

		Additions	Deductions

	Balance At	Charged To	Charges For	Balance At
	Beginning	Costs And	Which Reserve	End
Description	of Period	Expenses	Was Created	Of Period

Reserves deducted in the balance sheet from
the assets to which they apply:
Accounts receivable allowance
for doubtful accounts
2001	$18,023	$47,220	$(13,393)	$51,850
2002	51,850	36,072	24,769	63,153
2003	63,153	52,248	(52,070)	63,331

Inventory valuation account
2001	19,322	—	(4,050)	15,272
2002	15,272	97,378	(83,350)	29,300
2003	29,300	80,483	(63,883)	45,900

Deferred tax asset valuation
2001	876,000	—	(876,000)	—
2002	—	—	—	—
2003	—	—	—	—

Investments in natural resources allowance
for depreciation and cost depletion of
natural resources
2001	145,821	—	—	145,821
2002	145,821	—	—	145,821
2003	145,821	—	—	145,821

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Siboney Corporation
(Registrant)

Date: March 22, 2004	BY: /s/ Timothy J. Tegeler
Timothy J. Tegeler, Chief Executive and Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2004	BY: /s/ Timothy J. Tegeler
Timothy J. Tegeler, Director
Date: March 22, 2004	BY: /s/ William D. Edwards, Jr.
William D. Edwards, Jr., Director
Date: March 22, 2004	BY: /s/ Rebecca M. Braddock
Rebecca M. Braddock, Director
Date: March 22, 2004	BY: /s/ Alan G. Johnson
Alan G. Johnson, Director
Date: March 22, 2004	BY: /s/ Ernest R. Marx
Ernest R. Marx, Director
Date: March 22, 2004	BY: /s/ Lewis B. Shepley
Lewis B. Shepley, Director

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Amended and Restated Articles of Incorporation of the Company, filed herewith.

3(b)	Bylaws of the Company filed herewith.

10(a)

Line of Credit Note, as amended, between the Company and Southwest Bank of St. Louis dated June 12, 1997, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (SEC File No. 001-03952) (the “1997 10-K”) and incorporated herein by this reference.

10(b)	Software Distribution and License Agreement between the Company and Merit Audio Visual, Inc. dated September 4, 1996, filed as Exhibit 10(c) to the 1997 10-K and incorporated herein by this reference.

10(c)

Software License Agreement between the Company and Nectar Foundation dated May 8, 1998 and Amendment to Software License Agreement dated September 8, 1999, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (SEC File No. 001-0395) and incorporated herein by this reference.

10(d)	Siboney Corporation 1997 Incentive Stock Option Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated September 9, 1997 and incorporated herein by this reference.*

10(e)	Siboney Corporation 1987 Non-Qualified Stock Option Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated May 30, 2003 and incorporated herein by this reference.*

21	Subsidiaries of the Company, filed herewith.

23	Consent of Rubin, Brown, Gornstein & Co. LLP, Independent Auditors, filed herewith.

31	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Management contract or compensatory plan