Form 10-Q
period 2004-03-31
SIBONEY CORP
filed 2004-05-11
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission file number: 1-3952

SIBONEY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	73-0629975 (I.R.S. Employer I.D. No.)

325 North Kirkwood Road, Suite 300, St. Louis, MO      63122
                (Address of principal executive offices)                 (Zip Code)

314-822-3163
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Title of class of common stock	Number of shares outstanding as of the date of this report
Common stock, par value $.10 per share	17,595,419

INDEX

PART I  FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheet, March 31,
2004 and December 31, 2003	3

Condensed Consolidated Statement of Operations,
Three Months Ended March 31, 2004 and March 31, 2003	4

Condensed Consolidated Statement of Stockholders’ Equity,
March 31, 2004 and December 31, 2003	5

Condensed Consolidated Statement of Cash Flows Three
Months Ended March 31, 2004 and March 31, 2003	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	12

Item 4. Controls and Procedures	12

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	13

PART I - FINANCIAL INFORMATION
SIBONEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
Assets

	March 31, 2004	December 31, 2003 (See Note Below)

Current Assets
Cash	$1,039,905	$1,102,608
Accounts receivable	1,824,036	1,534,547
Inventories	350,934	377,382
Prepaid expenses	176,519	153,253
Deferred tax asset	—	96,400

Total Current Assets	3,391,394	3,264,190

Property and Equipment (Net of accumulated depreciation of $916,008 at March 31, 2004 and $862,942 at December 31, 2003)	438,227	422,773

Other Assets (Note 3)	2,634,558	2,682,790

	$6,464,179	$6,369,753

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$ 99,920	$ 182,164
Current portion of capitalized lease obligation	24,673	24,344
Accounts payable	190,894	256,878
Accrued expenses	505,129	496,115
Income taxes payable	32,800	—

Total Current Liabilities	853,416	959,501

Long-Term Liabilities
Long-term debt	—	6,771
Capitalized lease obligation	30,217	36,803
Deferred tax liability	345,000	354,200

Total Long-Term Liabilities	375,217	397,774

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued
and outstanding 17,595,419 at March 31, 2004 and
17,591,079 at December 31, 2003	1,759,542	1,759,108
Additional paid-in capital	50,744	50,310
Retained earnings	3,425,260	3,203,060

Total Stockholders' Equity	5,235,546	5,012,478

	$6,464,179	$6,369,753

NOTE: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date and condensed.

See accompanying notes to unaudited condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2004	2003
Revenues	$ 2,656,853	$ 1,529,428

Cost of Product Sales	536,239	378,134

Selling, General and Administrative Expenses	1,754,306	1,535,978

Income (Loss) from Operations	366,308	(384,684)

Other Income (Expense)
Interest Expense, net	(497)	(7,637)
Miscellaneous	679	335

Total Other Income (Expense)	182	(7,302)

Income Tax (Expense) Benefit	(144,290)	150,000

Net Income (Loss)	222,200	(241,986)

Earnings (Loss) per Common Share - Basic	$0.01	($0.01)

Earnings (Loss) per Common Share - Diluted	$0.01	($0.01)

Weighted Average Number of Common Shares Outstanding - Basic	17,591,461	16,890,037

Weighted Average Number of Common Shares Outstanding - Diluted	17,706,704	17,225,519

See accompanying notes to unaudited condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity

Balance -
December 31, 2003	17,591,079	$1,759,108	$50,310	$3,203,060	$5,012,478

Issuance of Common
Stock	4,340	434	434	—	868

Net Income	—	—	—	222,200	222,200

Balance -
March 31, 2004	17,595,419	$1,759,542	$50,744	$3,425,260	$5,235,546

See accompanying notes to unaudited condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operations
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by operations:	$ 222,200	$(241,986)
Depreciation	53,066	51,216
Amortization	155,930	123,870
Deferred income tax	87,200	(150,000)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(289,489)	587,404
Decrease in inventories	26,448	2,323
(Increase) decrease in prepaid expenses & deposits	(22,652)	4,977
Increase in income tax payable	32,800	—
Decrease in accounts payable and accrued expenses	(56,970)	(241,674)

Net Cash Provided by Operations	208,533	136,130

Cash Flows from Investing Activities
Payments for equipment	(68,520)	(27,815)
Payments for capitalized software development cost	(108,312)	(143,355)
Payments for assets of unrelated entity	—	(36,718)

Net Cash Used in Investing Activities	(176,832)	(207,888)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	868	26,750
Payments on capital leases	(6,257)	(7,376)
Principal payments on long-term debt	(89,015)	(87,497)

Net Cash Used in Financing Activities	(94,404)	(68,123)

Net Decrease in Cash	(62,703)	(139,881)

Cash - Beginning of Period	1,102,608	568,947

Cash - End of Period	$ 1,039,905	$ 429,066

Supplemental Disclosure of Cash Flow Information

Interest paid	$ 2,419	$ 8,410

See accompanying notes to unaudited condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2004, the condensed consolidated statement of operations for the three-month periods ended March 31, 2004 and 2003 and the condensed consolidated statement of cash flows for the three-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2004 and the results of operations for all of the periods reported have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

        Inventories consist of:

	March 31, 2004	December 31, 2003
Raw materials	$253,733	$283,917
Finished goods	97,201	93,465

	$350,934	$377,382

3.  OTHER ASSETS

        Other assets consist of:

	March 31, 2004	December 31, 2003
Software development costs	$2,966,830	$2,858,518
Goodwill	1,045,015	1,045,015
Deposits	3,071	3,685

	4,014,916	3,907,218
Less: Accumulated amortization	1,380,358	1,224,428

	$2,634,558	$2,682,790

The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized at the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the remaining estimated economic life of the product. Amortization begins when the product is available for general release to customers.

Goodwill represents the purchase price of an acquired company’s assets in excess of the fair value of those net assets at the date of acquisition.

Covenants not to compete are being amortized on a straight-line basis over two years, which is the life of the covenant agreements.

Amortization expense charged against earnings amounted to:

	Three Months Ended March 31,
	2004	2003
Software development costs	$155,930	$111,370
Covenants not to compete	—	12,500

	$155,930	$123,870

4.  Stock Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for all its stock option plans. Accordingly, no compensation cost has been recognized under these plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings per share if the fair value based method had been applied to all awards.

	Three Months Ended March 31,
	2004	2003
Reported net income (loss)	$ 222,200	$(241,986)
Stock-based employee compensation expense
determined under the fair value based method,
net of related tax effects	(20,159)	(21,487)

Pro forma net income (loss)	$ 202,041	$(263,473)

Earnings (loss) per share (basic and diluted):
As reported	$0.01	$(0.01)
Pro forma	$0.01	$(0.02)

SIBONEY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s principal subsidiary, Siboney Learning Group, Inc. (“SLG”), publishes and distributes educational software, primarily for schools. The Company has 59 full-time employees.

The Company has served the educational market for more than 35 years. Since 1986, the Company’s main business has been publishing educational software in reading, language arts, math, science and English as a Second Language for students and teachers in levels kindergarten through adult. The Company is best known for its software which is designed to motivate students to master key skills and keep track of student progress for teachers to review.

The Company’s growing portfolio of products now includes more than 190 active titles that focus on teaching basic skills and new concepts while meeting the different learning needs of all students through time-on-task instruction. Popular titles include Math Concepts, Phonics Mastery, Reading Concepts, Touchdown Math, Diascriptive Reading and Process Writing.

Siboney Learning Group currently offers five distinct product categories which are developed, marketed and supported by the same core team: Orchard Teacher’s Choice Software; Teacher Support Software; Educational Activities Software; Journey; and GAMCO Educational Software. These products allow the Company to offer a wide range of product selection to schools and adult education centers at a variety of budget levels.

Orchard Teacher’s Choice Software (“Orchard”) offers schools and school districts a broad curriculum-based solution with universal management and assessment. Orchard is sold through a network of dealers and direct and independent representatives who actively call on schools to sell larger curriculum- and technology-based learning solutions. Orchard includes universal management which tracks student progress across all programs, as well as pre- and post-test assessment that identifies problem areas and measures instructional gain. The Company believes that Orchard has become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content designed for instructional improvement, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company believes that its new Orchard For Your State (“OFYS”) versions will help maintain Orchard’s consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states provided in the No Child Left Behind Act of 2001. Orchard For Your State offers schools and school districts state-specific versions of Orchard that are directly correlated to each state’s educational standards. The No Child Left Behind Act of 2001 will require all students in grades three to eight in all states to take important tests based upon each state’s standards. Orchard For Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instructional improvement. The Company has released 33 state-specific versions of Orchard For Your State and is planning to release 7 additional versions during the remainder of 2004.

The Teacher Support Software (“TSS”) product line which was acquired in 2000, is best known for its popular tools for teachers, including Worksheet Magic, and its effective and comprehensive reading programs, including WordWorks. TSS products are sold through all of the Company’s sales channels as single-title solutions and as part of comprehensive Orchard solutions. The Company has actively

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

upgraded older TSS products to be compatible with the computers and networks found in schools today.

The Company’s Educational Activities Software (“EAS”) line, which was acquired in 2001, is best known for its Diascriptive Reading series, which is sold through a network of independent representatives to schools, community colleges, adult learning centers and correctional facilities. This line is the Company’s primary product offering for the adult learning market and allows the Company to achieve incremental sales growth in a growing market for instruction in basic skills for adults. The Company has committed developmental resources to web enable selected EAS titles since the older learner market appears to be increasingly responsive to software delivered to students over the Internet. In addition, the Company sells selected EAS titles to its K-12 school customers and has released a new comprehensive solution with universal management, called Real Achievement, based upon EAS titles and appropriate titles from the Company’s portfolio of other software.

Journey, the comprehensive software product line acquired in 2001 is being upgraded to be competitive with other structured comprehensive solutions. The Company believes that Journey is an attractive complementary product for Orchard due to its structured and sequenced content that adapts to individual learning needs. The Company is presently web-enabling Journey and the new web-enabled version is planned for release in 2004.

GAMCO Educational Software (“GAMCO”), the Company’s original product, provides schools with single titles and series which the Company believes are highly motivating. GAMCO products are sold through major national and regional school software dealers, the Company’s inside sales force and its direct catalog and promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.

The Company also has generated sales of select products through a direct-to-the-home marketer of educational software. This alliance allows the Company to reach families in their homes without relying on expensive retail distribution.

The Company also has certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and several other subsidiaries which are not believed to be material to the Company’s results of operations or financial condition.

The Company recently became aware that a new residential subdivision being developed in Johnson County, Kentucky encroaches on property owned by Siboney Coal Company, a subsidiary. As a result, the Company has agreed to enter into an agreement and signed a Quitclaim Deed transferring approximately 82 acres to the developers of the subdivision in return for $220,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 2004 Compared To March 31, 2003

Total revenues increased 73.7% or $1,127,425 during the three-month period ended March 31, 2004 compared to the first quarter of 2003, reflecting higher sales at Siboney Learning Group. Sales of the Company’s Orchard Software increased 81% during the first quarter of 2004 compared to the first quarter of 2003 while sales of the Company’s other product categories increased 15% compared to the first quarter of 2003. Two large district-wide orders for Orchard for Your State were primarily responsible for the increase in Orchard sales. The Company believes Orchard’s success in improving student achievement in individual school buildings is leading to district-wide orders in school districts facing increasing demands for Adequate Yearly Progress as mandated by the No Child Left Behind Act.

Cost of product sales increased 41.8% or $158,105 during the first quarter of 2004 compared to the first quarter of the previous year. This increase was primarily due to increased sales at Siboney Learning Group. Cost of product sales as a percentage of revenue decreased from 24.7% for the first quarter of 2003 to 20.2% for the first quarter of 2004 due to increased sales of higher margin Orchard Software during the first quarter of 2004.

Selling, general and administrative expenses increased 14.2% or $218,328 during the quarter ended March 31, 2004 compared to the first quarter of 2003, primarily due to increased salary and payroll-related expenses and increased commissions paid as the result of increased sales.

The Company’s net income for the first quarter of 2004, primarily for the reasons above, was $222,200 after income tax expense of $144,290 compared to a net loss of $241,986 after income tax benefit of $150,000 for the first quarter of 2003. Earnings per common share, basic and diluted, was $0.01 for the first quarter of 2004 compared to a loss of $0.01 per common share, basic and diluted, for the first quarter of 2003.

Liquidity and Capital Resources

Accounts receivable increased 18.9% or $289,489 at March 31, 2004 compared to December 31, 2003 due to increased sales during February and March 2004 compared to November and December 2003.

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in June 2004 provides for maximum borrowings of $1.0 million and is secured by the Company’s accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of March 31, 2004, the Company reported a net worth of $5.2 million and there was no balance outstanding under the Company’s line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on his evaluation as of the end of the period covered by this report, Timothy J. Tegeler, the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

***

This report contains “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any forward-looking statements are necessarily subject to significant uncertainties and risks. When used in this report, the words “believes,” “anticipates,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various possibilities.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) the Company’s ability to enhance its existing products and introduce new products; (2) a delay or reduction in school purchases of the Company’s products due to governmental budgetary and funding constraints resulting in a reduction in the funds available to the Company’s school customers; (3) acceptance and demand for new educational products; (4) an overall decline in sales of the Company’s Orchard product category, which accounts for a significant portion of the Company’s revenue; (5) the impact of competitive products and pricing; (6) the Company’s ability to establish and protect its copyrights, licenses and other intellectual property rights; (7) seasonal variations due to, among other things, the budget and school year cycles of the Company’s school customers; and (8) the risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. The Company made no purchases under the plan during the period covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits: Exhibits required as part of this report are listed in the index appearing on page 14.

(b)   Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBONEY CORPORATION By: /s/ Timothy J. Tegeler Timothy J. Tegeler Chief Executive Officer and Chief Financial Officer (Authorized officer and principal financial officer)

May 10, 2004

Index to Exhibits

Exhibit

31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002