Form 10-Q
period 2004-06-30
SIBONEY CORP
filed 2004-08-16
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Title of class of common stock	Number of shares outstanding as of the date of this report
Common stock, par value $.10 per share	17,587,919

INDEX

PART I  FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheet, June 30,
2004 and December 31, 2003	3

Condensed Consolidated Statement of Operations,
Three Months and Six Months Ended June 30, 2004 and June 30, 2003	4

Condensed Consolidated Statement of Stockholders’ Equity,
June 30, 2004 and December 31, 2003	5

Condensed Consolidated Statement of Cash Flows, Six
Months Ended June 30, 2004 and June 30, 2003	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	13

Item 4. Controls and Procedures	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Issuer Purchases of Equity Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
Assets

	June 30, 2004	December 31, 2003 (See Note Below)

Current Assets
Cash	$1,958,305	$1,102,608
Accounts receivable	1,792,836	1,534,547
Inventories	314,969	377,382
Prepaid expenses	185,843	153,253
Prepaid income taxes	94,187	—
Deferred tax asset	—	96,400

Total Current Assets	4,346,140	3,264,190

Property and Equipment (Net of accumulated depreciation
of $970,607 at June 30, 2004 and $862,942 at December 31, 2003)	439,708	422,773

Other Assets	2,606,069	2,682,790

	$7,391,917	$6,369,753

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$ 47,396	$ 182,164
Current portion of capitalized lease obligation	25,006	24,344
Accounts payable	179,098	256,878
Accrued expenses	636,838	496,115

Total Current Liabilities	888,338	959,501

Long-Term Liabilities
Long-term debt	—	6,771
Capitalized lease obligation	24,132	36,803
Deferred tax liability	345,000	354,200

Total Long-Term Liabilities	369,132	397,774

Contingencies

Stockholders’ Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued
and outstanding 17,587,919 at June 30, 2004 and 17,591,079
at December 31, 2003	1,758,792	1,759,108
Additional paid-in capital	44,137	50,310
Retained earnings	4,331,518	3,203,060

Total Stockholders’ Equity	6,134,447	5,012,478

	$7,391,917	$6,369,753

NOTE: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date and condensed.

See accompanying notes to unaudited condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues	$ 3,648,784	$ 3,335,929	$ 6,305,637	$ 4,865,357

Cost of Product Sales	689,477	629,832	1,225,716	1,007,966

Selling, General and
Administrative Expenses	1,702,207	1,406,802	3,456,513	2,942,780

Income from Operations	1,257,100	1,299,295	1,623,408	914,611

Other Income (Expense) Interest income (expense), net	359	(6,914)	(138)	(14,551)
Gain on sale of asset	219,780	—	219,780	—
Miscellaneous	156	646	835	981

Total Other Income (Expense)	220,295	(6,268)	220,477	(13,570)

Income Before Income Taxes	1,477,395	1,293,027	1,843,885	901,041

Income Tax Expense	(573,229)	(500,000)	(715,427)	(350,000)

Net Income	$ 904,166	$ 793,027	$ 1,128,458	$ 551,041

Earnings per Common Share - Basic	$0.05	$0.05	$0.06	$0.03

Earnings per Common Share - Diluted	$0.05	$0.05	$0.06	$0.03

Weighted Average Number of Common Shares Outstanding - Basic	17,595,007	17,300,454	17,593,234	17,094,701

Weighted Average Number of
Common Shares Outstanding - Diluted	18,086,423	17,474,213	17,927,144	17,525,478

See accompanying notes to unaudited condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity

Balance - December 31, 2003	17,591,079	$1,759,108	$50,310	$3,203,060	$5,012,478

Issuance of Common Stock	26,840	2,684	2,234	—	4,918

Stock Repurchase	(30,000)	(3,000)	(8,407)	—	(11,407)

Net Income	—	—	—	1,128,458	1,128,458

Balance - June 30, 2004	17,587,919	$1,758,792	$44,137	$4,331,518	$6,134,447

See accompanying notes to unaudited condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Cash Flows from Operations	$1,128,458	$ 551,041
Net income
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	107,665	97,279
Amortization	314,496	253,611
Deferred income tax	87,200	250,000
Change in assets and liabilities:
Increase in accounts receivable	(258,289)	(482,475)
Decrease in inventories	62,413	31,398
(Increase) decrease in prepaid expenses & deposits	(32,590)	89,028
Increase in prepaid income taxes	(94,187)	—
Increase (decrease) in income taxes payable	—	100,000
Increase (decrease) in accounts payable and accrued expenses	62,942	(19,708)

Net Cash Provided by Operations	1,378,108	870,174

Cash Flows from Investing Activities
Payments for equipment	(124,600)	(35,321)
Payments for capitalized software development cost	(237,774)	(290,754)
Payments for assets of unrelated entity	—	(36,718)

Net Cash Used in Investing Activities	(362,374)	(362,793)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	4,918	104,844
Retirement of common stock	(11,407)	(5,387)
Payments on capital leases	(12,009)	(13,105)
Principal payments on long-term debt	(141,539)	(208,036)

Net Cash Used in Financing Activities	(160,037)	(121,684)

Net Increase in Cash	855,697	385,697

Cash - Beginning of Period	1,102,608	568,947

Cash - End of Period	$1,958,305	$ 954,644

Supplemental Disclosure of Cash Flow Information

Interest paid	$ 2,419	$ 16,583
Income taxes paid	$ 696,403	$ —

See accompanying notes to unaudited condensed consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statement of operations for the six-month and three-month periods ended June 30, 2004 and 2003, the condensed consolidated statement of stockholders’ equity for the six-month and the three-month periods ended June 30, 2004 and the condensed consolidated statement of cash flows for the six-month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2004 and the results of operations for all of the periods reported have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

2.	INVENTORIES

Inventories consist of:
		June 30, 2004	December 31, 2003
	Raw materials	$224,343	$283,917
	Finished goods	90,626	93,465

		$314,969	$377,382

3.	OTHER ASSETS

	Other assets consist of:
		June 30, 2004	December 31, 2003
	Software development costs	$3,096,378	$2,858,518
	Goodwill	1,045,015	1,045,015
	Deposits	3,600	3,685

		4,144,993	3,907,218

	Less: Accumulated amortization	1,538,924	1,224,428

		$2,606,069	$2,682,790

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

Covenants not to compete were amortized on a straight-line basis over two years, which was the life of the covenant agreements.

Amortization expense charged against earnings amounted to:

	Six Months Ended June 30,
	2004	2003
Software development costs	$235,052	$111,370
Covenants not to compete	—	12,500

	$235,052	$123,870

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

	Six Months Ended June 30,
	2004	2003
Reported net income	$1,128,458	$551,041

Stock-based employee compensation expense
determined under the fair value based method,
net of related tax effects	(22,594)	(26,130)

Pro forma net income	$1,105,864	$524,911

Earnings per share (basic and diluted):
As reported	$ 0.06	$ 0.03
Pro forma	$ 0.06	$ 0.03

5.  CONTINGENCIES

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and Ernest R. Marx (collectively “Siboney”), alleging copyright infringement and breach of contract and seeking damages of $3,450,000, injunctive relief, attorney’s fees, and costs. The lawsuit arises from a long-term relationship between the parties established in 1996 with a licensing agreement which grants Siboney the right to “create, market, sell, lease and distribute in the schools market” software products which incorporate certain Merit software. The complaint alleges that Siboney has sold software bundles incorporating certain Merit software under the name “Orchard Home” outside of the “schools market,” allegedly breaching the licensing agreement and infringing Merit’s alleged copyright in its software. The complaint also alleges other miscellaneous breaches of the licensing agreement, including failing to obtain Merit’s consent for certain changes to Merit’s software and calculating the royalties due incorrectly. In order to facilitate a complete and orderly investigation of the underlying facts, Merit’s claims and Siboney’s potential counterclaims, with minimal business impact, Siboney agreed without admitting any liability not to incorporate any Merit software allegedly covered by Merit’s copyright registrations into Siboney’s “Orchard Home” software bundles, effective July 16, 2004. Siboney has not yet filed its answer to Merit’s complaint but intends to defend this lawsuit vigorously.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's principal subsidiary, Siboney Learning Group, Inc., publishes and distributes educational software, primarily for schools. The Company has 61 full-time employees.

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

become a recognized competitor in the growing Integrated Learning Systems market as a result of its motivating and balanced content designed for instructional improvement, strong correlation to major national tests and state objectives, and its cost-effective pricing structure. The Company believes that its new Orchard For Your State versions will help maintain Orchard’s consistent growth in sales as schools look for proven ways to meet the new federal mandate for accountability in all states provided in the No Child Left Behind Act of 2001. Orchard For Your State offers schools and school districts state-specific versions of Orchard that are directly correlated to each state’s educational standards. The No Child Left Behind Act of 2001 will require all students in grades three to eight in all states to take important tests based upon each state’s standards starting in 2005. Orchard For Your State is a direct response to, and solution for, the emerging critical need for state-specific accountability and instructional improvement. The Company has released 33 state-specific versions of Orchard For Your State and is planning to release seven additional versions during the remainder of 2004.

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

The Company’s Educational Activities Software (“EAS”) line, which was acquired in 2001, is best known for its Diascriptive Reading series, which is sold through a network of independent representatives to schools, community colleges, adult learning centers and correctional facilities. This line is the Company’s primary product offering for the adult learning market and allows the Company to achieve incremental sales growth in a growing market for instruction in basic skills for adults. The Company has committed software development resources to web enable selected EAS titles since the older learner market appears to be increasingly responsive to software delivered to students over the Internet. In addition, the Company sells selected EAS titles to its K-12 school customers and has released a new comprehensive solution with universal management, called Real Achievement, based upon EAS titles and appropriate titles from the Company’s portfolio of other software.

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

The Company also has certain natural resources interests, including coal, oil and gas, through Siboney

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Coal Company, Inc. and several other subsidiaries which are not believed to be material to the Company's ongoing results of operations or financial condition.

During the first half of 2004, the Company became aware that a new residential subdivision being developed in Johnson County, Kentucky encroaches on property owned by Siboney Coal Company, a subsidiary. The Company has negotiated a settlement agreement with the developer and signed a Quitclaim Deed transferring approximately 82 acres to the developers of the subdivision in return for $220,000 which was recognized as gain on the sale of an asset in the Company’s income statements for the three- and six-months ended June 30, 2004.

Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2004 Compared To June 30, 2003

Total revenues increased 9.4% or $312,855 to $3,648,784 from $3,335,929 during the three-month period ended June 30, 2004 compared to the second quarter of 2003, reflecting increased sales of Siboney Learning Group. Sales of the Company’s Orchard Software increased 12% during the second quarter of 2004 compared to the second quarter of 2003 while sales of the Company’s other product categories decreased slightly compared to the same period in 2003.

Cost of product sales increased 9.5% or $59,645 to $689,477 from $629,832 during the second quarter of 2004 compared to the second quarter of the previous year. This increase was primarily due to increased sales of Siboney Learning Group. Cost of product sales as a percentage of revenue was 19% for both periods.

Selling, general and administrative expenses increased 21% or $295,405 to $1,702,207 from $1,406,802 during the quarter ended June 30, 2004 compared to the second quarter of 2003, primarily due to increased salary and payroll-related expenses and increased commissions paid as the result of increased sales.

During the second quarter of 2004, the Company became aware that a new residential subdivision being developed in Johnson County, Kentucky encroaches on property owned by Siboney Coal Company, a subsidiary. The Company has negotiated a settlement agreement with the developer and signed a Quitclaim Deed transferring approximately 82 acres to the developers of the subdivision in return for $219,780 which was recognized as gain on the sale of an asset.

The Company’s net income for the second quarter of 2004, primarily for the reasons described above, was $904,166 after income tax expense of $573,229 compared to a net income of $793,027 after income tax expense of $500,000 for the second quarter of 2003 representing an increase of 14%. Earnings per common share, basic and diluted, were $0.05 for the second quarter of 2004 and 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2004 Compared To June 30, 2003

Total revenues increased 29.6% or $1,440,280 to $6,305,637 from $4,865,357 during the six-month period ended June 30, 2004 compared to the first half of 2003, reflecting increased sales of Siboney Learning Group. Sales of the Company’s Orchard Software increased 32% during the six-month period of 2004 compared to the same period of 2003 while sales of the Company’s other product categories increased 4% compared to the corresponding period of 2003. Two large district-wide orders for Orchard For Your State were primarily responsible for the increase in Orchard sales. The Company believes Orchard’s success in improving student achievement in individual school buildings has led to district-wide orders in school districts facing increasing demands for Adequate Yearly Progress as mandated by the No Child Left Behind Act.

Cost of product sales increased 21.6% or $217,750 to $1,225,716 from $1,007,966 during the six-month period of 2004 compared to the corresponding period of the previous year. This increase was primarily due to increased sales at Siboney Learning Group. Cost of product sales as a percentage of revenue decreased from 20.7% for the period ended June 30, 2003 to 19.4% due to increased sales of higher margin Orchard Software during the second quarter of 2004.

Selling, general and administrative expenses increased 17.5% or $513,733 to $3,456,513 from $2,942,780 during the period ended June 30, 2004 compared to the corresponding period of 2003, primarily due to increased salary and payroll-related expenses and increased commissions paid as the result of increased sales.

During the first half of 2004, the Company became aware that a new residential subdivision being developed in Johnson County, Kentucky encroaches on property owned by Siboney Coal Company, a subsidiary. The Company has negotiated a settlement agreement with the developer and signed a Quitclaim Deed transferring approximately 82 acres to the developers of the subdivision in return for $219,780 which was recognized as gain on the sale of an asset.

The Company’s net income for the six-month period of 2004, primarily for the reasons above, was $1,128,458 after income tax expense of $715,427 compared to net income of $551,041 after income tax expense of $350,000 for the same period of 2003 representing an increase of 104%. Earnings per common share, basic and diluted, was $0.06 for the six-month period of 2004 compared to $0.03 per common share, basic and diluted, for the same period of 2003.

Liquidity and Capital Resources

Cash increased 77.6% or $855,697 at June 30, 2004 compared to December 31, 2003 reflecting increased sales of Siboney Learning Group and the sale of real estate by Siboney Coal Company.

Accounts receivable increased 16.8% or $258,289 at June 30, 2004 compared to December 31, 2003 due to increased sales during May and June 2004 compared to November and December 2003.

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in April 2005 provides for maximum borrowings of $1.0 million and is secured by the Company’s accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of June 30, 2004, the Company reported a net worth of $6.1 million and there was no balance outstanding under the Company’s line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) the Company’s ability to enhance its existing products and introduce new products; (2) a delay or reduction in school purchases of the Company’s products due to governmental budgetary and funding constraints resulting in a reduction in the funds available to the Company’s school customers; (3) acceptance and demand for new educational products; (4) an overall decline in sales of the Company’s Orchard product category, which accounts for a significant portion of the Company’s revenue; (5) the impact of competitive products and pricing; (6) the Company’s ability to establish and protect its copyrights, licenses and other intellectual property rights, including the resolution of disputes regarding licensed software; (7) seasonal variations due to, among other things, the budget and school year cycles of the Company’s school customers; and (8) the risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this report. The reader is advised, however, to consult any further disclosures the Company makes on related subjects in reports to the SEC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and Ernest R. Marx (collectively “Siboney”), alleging copyright infringement and breach of contract and seeking damages of $3,450,000, injunctive relief, attorney’s fees, and costs. The lawsuit arises from a long-term relationship between the parties established in 1996 with a licensing agreement which grants Siboney the right to “create, market, sell, lease and distribute in the schools market” software products which incorporate certain Merit software. The complaint alleges that Siboney has sold software bundles incorporating certain Merit software under the name “Orchard Home” outside of the “schools market,” allegedly breaching the licensing agreement and infringing Merit’s alleged copyright in its software. The complaint also alleges other miscellaneous breaches of the licensing agreement, including failing to obtain Merit’s consent for certain changes to Merit’s software and calculating the royalties due incorrectly. In order to facilitate a complete and orderly investigation of the underlying facts, Merit’s claims and Siboney’s potential counterclaims, with minimal business impact, Siboney agreed without admitting any liability not to incorporate any Merit software allegedly covered by Merit’s copyright registrations into Siboney’s “Orchard Home” software bundles, effective July 16, 2004. Siboney has not yet filed its answer to Merit’s complaint but intends to defend this lawsuit vigorously.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (April 1 - April 30)	0	0	0	1,000,000

Month #2 (May 1 - May 31)	30,000	$0.38	30,000(1)	970,000

Month #3 (June 1 - June 30)	0	0	0	970,000

(1)   On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 14, 2003. At the annual meeting, shareholders of the Company voted to elect six directors.

With respect to the election of directors, the following votes were cast:

Nominee	Votes in Favor	Votes Withheld	Broker Non-votes

Rebecca M. Braddock	12,596,070	102,841	4,752,378

William D. Edwards, Jr.	12,481,420	217,491	4,752,378

Alan G. Johnson	12,596,020	102,891	4,752,378

Ernest R. Marx	12,596,320	102,591v	4,752,378

Lewis B. Shepley	12,597,538	101,373	4,752,378

Timothy J. Tegeler	12,597,020	101,891	4,752,378

Directors are elected by a plurality of the votes cast at the meeting. This means that the individuals who receive the largest number of votes are elected as directors up to the maximum number of directors to be chosen at the meeting. There were no nominees for director other than management’s nominees identified above. Accordingly, each such nominee received a plurality of the votes cast and, therefore, was elected.

The second proposal on the ballot was an amendment of the Siboney Corporation 1997 Incentive Stock Option Plan (“Plan”), as amended, to increase the number of shares available for grants under the Plan. The voting for this amendment was as follows:

Votes in Favor	6,228,041

Votes Against	1,892,827

Broker Non-Votes	4,752,378

This proposal did not receive the affirmative votes of holders of a majority of the outstanding voting stock and, in accordance with the Company’s Articles of Incorporation, as amended, failed to be adopted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits: Exhibits required as part of this report are listed in the index appearing on page 17.

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

August 16, 2004

Index to Exhibits

Exhibit

31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002