Form 10-Q
period 2004-09-30
SIBONEY CORP
filed 2004-11-15
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
YES [X] NO [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Title of class of	Number of shares outstanding
common stock	as of the date of this report

Common stock, par value	17,462,919
$.10 per share

Index

Index

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
Assets

	September 30, 2004	December 31, 2003 (See Note Below)
Current Assets
Cash	$1,876,462	$1,102,608
Accounts receivable, net of reserve of $58,000 in 2004 and $63,000 in 2003	1,079,795	1,534,547
Inventories	354,059	377,382
Prepaid expenses	227,743	153,253
Prepaid income taxes	437,380	—
Deferred tax asset	—	96,400
Total Current Assets	3,975,439	3,264,190

Property and Equipment, Net	411,019	422,773
Goodwill, Net	1,045,015	1,045,015
Other Assets	1,571,520	1,637,775
	$7,002,993	$6,369,753

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt	$27,083	$182,164
Current portion of capitalized lease obligation	25,344	24,344
Accounts payable	131,810	256,878
Accrued expenses	526,289	496,115
Accrued litigation liability	515,000	—
Total Current Liabilities	1,225,526	959,501
Long-Term Liabilities
Long-term debt	—	6,771
Long-term litigation liability	100,000	—
Capitalized lease obligation	17,668	36,803
Deferred tax liability	244,000	354,200
Total Long-Term Liabilities	361,668	397,774

Contingencies (Note 5)
Stockholders’ Equity Common stock: Authorized 100,000,000 shares at $0.10 par value; issued and outstanding 17,462,919 in 2004 and 17,591,079 in 2003	1,746,292	1,759,108
Additional paid-in capital	2,666	50,310
Retained earnings	3,666,841	3,203,060
Total Stockholders’ Equity	5,415,799	5,012,478

	$7,002,993	$6,369,753

NOTE:    The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date and condensed.
See accompanying notes to unaudited condensed consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$1,930,092	$1,548,553	$8,235,729	$6,413,910

Cost of Product Sales	429,001	461,819	1,654,717	1,469,785

Selling, General and Administrative Expenses	2,003,819	1,533,845	5,460,332	4,476,625

Litigation Settlement Expense	615,000	—	615,000	—

Income (Loss) from Operations	(1,117,728)	(447,111)	505,680	467,500

Other Income (Expense)
Interest income (expense), net	2,527	(3,431)	2,389	(17,982)
Gain on sale of asset	—	—	219,780	—
Miscellaneous	6,331	3,938	7,166	4,919
Total Other Income (Expense)	8,858	507	229,335	(13,063)

Income (Loss) Before Income Taxes	(1,108,870)	(446,604)	735,015	454,437

Income Tax Benefit (Expense)	444,193	172,000	(271,234)	(178,000)
Net Income (Loss)	$(664,677)	$(274,604)	$463,781	$276,437
Earnings (Loss) per Common Share - Basic	$(0.04)	$(0.02)	$0.02	$0.02
Earnings (Loss) per Common Share - Diluted	$(0.04)	$(0.02)	$0.02	$0.02
Weighted Average Number of Common Shares Outstanding - Basic	17,560,908	17,591,080	17,582,348	17,259,902
Weighted Average Number of Common Shares Outstanding - Diluted	18,108,073	18,076,311	18,008,820	17,827,817

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance - December 31, 2003	17,591,079	$1,759,108	$50,310	$3,203,060	$5,012,478
Issuance of Common Stock	26,840	2,684	2,234	—	4,918
Repurchases of Common Stock	(155,000)	(15,500)	(49,878)	—	(65,378)
Net Income	—	—	—	463,781	463,781
Balance - September 30, 2004	17,462,919	$1,746,292	$2,666	$3,666,841	$5,415,799

See accompanying notes to unaudited condensed consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operations
Net income
Adjustments to reconcile net income to net cash provided by operations:	$463,781	$276,437

Depreciation	161,961	142,310
Amortization	453,367	395,944
Deferred income tax	(13,800)	178,000
Change in assets and liabilities:
Decrease in accounts receivable	454,752	846,087
Decrease in inventories	23,323	63,259
(Increase) decrease in prepaid expenses and deposits	(74,490)	56,509
Increase in prepaid income taxes	(437,380)	—
Decrease in accounts payable and accrued expenses	(94,894)	(111,974)
Increase in accrued litigation liability	615,000	—
Decrease in deposits	—	3,840
Increase in other assets	(9,776)	—
Net Cash Provided by Operations	1,541,844	1,850,412

Cash Flows from Investing Activities
Payments for equipment	(150,207)	(129,058)
Payments for capitalized software development cost	(377,336)	(427,259)
Payments for assets of unrelated entity	—	(36,718)
Net Cash Used in Investing Activities	(527,543)	(593,035)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	4,918	104,844
Repurchases of common stock	(65,378)	(5,405)
Payments on capital leases	(18,135)	(18,911)
Principal payments on long-term debt	(161,852)	(303,249)
Net Cash Used in Financing Activities	(240,447)	(222,721)

Net Increase in Cash	773,854	1,034,656

Cash - Beginning of Period	1,102,608	568,947

Cash - End of Period	$1,876,462	$1,603,603

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,853	$8,410
Income taxes paid	$696,403	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statement of operations for the nine-month and three-month periods ended September 30, 2004 and 2003, the condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2004 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2004 and the results of operations for all of the periods reported have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

2.    INVENTORIES

Inventories consist of:
	September 30, 2004	December 31, 2003
Raw materials	$282,221	$283,917
Finished goods	71,838	93,465
	$354,059	$377,382

3.    OTHER ASSETS

Other assets consist of:

	September 30, 2004	December 31, 2003
Software development costs, net of accumulated amortization of $1,677,795 in 2004 and $1,224,428 in 2003	$1,558,059	$1,634,090
Deposits	13,461	3,685
	$1,571,520	$1,637,775

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

Index

Covenants not to compete were amortized on a straight-line basis over two years, which was the life of the covenant agreements.

Amortization expense charged against earnings amounted to:

	Nine Months Ended September 30,
	2004	2003
Software development costs	$453,367	$379,277

Covenants not to compete	—	16,667
	$453,367	$395,944

4.    STOCK BASED COMPENSATION

The Company applies APB Opinion No. 25 and related interpretations in accounting for all its stock option plans. Accordingly, no compensation cost has been recognized under these plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

	Nine Months Ended September 30,
	2004	2003
Reported net income	$463,781	$276,437

Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(28,109)	(25,216)
Pro forma net income	$435,672	$251,221

Earnings per share (basic and diluted):
As reported	$0.02	$0.02
Pro forma	$0.02	$0.01

5.    CONTINGENCIES

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and Ernest R. Marx (collectively “Siboney”), alleging copyright infringement and breach of contract and seeking damages of $3,450,000, injunctive relief, attorney’s fees, and costs. The lawsuit arose from a long-term relationship between the parties established in 1996 with a licensing agreement which grants Siboney the right to “create, market, sell, lease and distribute in the schools market” software products which incorporate certain Merit software. The complaint alleged that Siboney had sold software bundles incorporating certain Merit software under the name “Orchard Home” outside of the “schools market,” allegedly breaching the licensing agreement and infringing

Index

Merit’s alleged copyright in its software. The complaint also alleged other miscellaneous breaches of the licensing agreement, including failing to obtain Merit’s consent for certain changes to Merit’s software, and disputing the amount of royalties due. Siboney filed a counterclaim against Merit, seeking damages for breach of the licensing agreement by Merit and a declaratory judgment of noninfringement of Merit’s alleged copyright. Siboney believes that it has reached an agreement in principle with Merit to settle all claims in the lawsuit. The principal terms of this Agreement are as follows: none of the parties will admit liability for any of the claims in the lawsuit; the software licensing agreement will be terminated as of a future date; Siboney will pay royalties due under the licensing agreement through its termination; Siboney will to pay to Merit $465,000 upon execution of the settlement agreement, plus additional payments of $100,000 for each of the next two years; and Merit will return a portion of the royalty payments previously made by Siboney of approximately $50,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company’s principal subsidiary, Siboney Learning Group, Inc., publishes and distributes educational software, primarily for schools. The Company has 61 full-time employees.

The Company has served the educational market for more than 35 years. Since 1986, the Company’s principal business has been publishing educational software in reading, language arts, math, science and English as a Second Language for students and teachers in levels kindergarten through adult. The Company is best known for its software which is designed to motivate students to master key skills and keep track of student progress for teachers to review.

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

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

a direct response to, and solution for, the emerging critical need for state-specific accountability and instructional improvement. The Company has released 42 state-specific versions of Orchard For Your State and is planning to release three additional versions during the remainder of 2004.

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

The Company also has certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and several other subsidiaries which are not believed to be material to the Company’s ongoing results of operations or financial condition.

Results of Operations
The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods covered by the accompanying condensed consolidated financial statements.

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2004 Compared To September 30, 2003

Total revenues increased 24.6% or $381,539 to $1,930,092 from $1,548,553 during the three-month period ended September 30, 2004 compared to the third quarter of 2003, reflecting increased sales of Siboney Learning Group. Sales of the Company’s Orchard Software increased 48% during the third quarter of 2004 compared to the third quarter of 2003.

Cost of product sales decreased 7.1% or $32,818 to $429,001 from $461,819 during the third quarter of 2004 compared to the third quarter of the previous year. This decrease was primarily due to the adjustment of previously accrued estimated royalty payments compared to actual payments made. Cost of product sales as a percentage of revenue decreased from 29.8% for the third quarter of 2003 to 22.2% for the third quarter of 2004 also primarily due to adjustment of the accrual for estimated royalties.

Selling, general and administrative expenses increased 30.6% or $469,974 to $2,003,819 from $1,533,845 during the quarter ended September 30, 2004 compared to the third quarter of 2003 primarily due to increased salary and payroll-related expenses, increased commissions paid as the result of increased sales and higher professional fees.

Litigation settlement expense of $615,000 for the quarter ended September 30, 2004 represents the pending settlement of a previously filed suit against the Company by Merit Software. The Company decided to settle the litigation to avoid the expense, uncertainty and management distraction of continued proceedings.

The Company’s net loss for the third quarter of 2004, primarily for the reasons described above, was $664,677 after income tax benefit of $444,193 compared to a net loss of $274,604 after income tax benefit of $172,000 for the third quarter of 2003 representing an increase of 142%. Loss per common share, basic and diluted, was $0.04 for the third quarter of 2004 compared to $0.02 for the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared To September 30, 2003

Total revenues increased 28.4% or $1,821,819 to $8,235,729 from $6,413,910 during the nine-month period ended September 30, 2004 compared to the same period of 2003, reflecting increased sales of Siboney Learning Group. Sales of the Company’s Orchard Software increased 37% during the nine-month period of 2004 compared to the same period of 2003 while sales of the Company’s other product categories increased 11% compared to the corresponding period of 2003. Two large district-wide orders for Orchard For Your State were primarily responsible for the increase in Orchard sales. The Company believes Orchard’s success in improving student achievement in individual school buildings has led to district-wide orders in school districts facing increasing demands for Adequate Yearly Progress as mandated by the No Child Left Behind Act. Revenues from the other product categories increased due to increased sales of professional development and premium technical support and installation.

Cost of product sales increased 12.6% or $184,932 to $1,654,717 from $1,469,785 during the nine-month period of 2004 compared to the corresponding period of the previous year. This increase was primarily due to increased sales at Siboney Learning Group. Cost of product sales as a percentage of revenue decreased from 22.9% for the period ended September 30, 2003 to 20.1% due to increased sales of higher margin Orchard Software.

Index

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses increased 22% or $983,707 to $5,460,332 from $4,476,625 during the period ended September 30, 2004 compared to the corresponding period of 2003 primarily due to increased salary and payroll-related expenses, increased commissions paid as the result of increased sales and higher professional fees.

Litigation settlement expense of $615,000 for the nine-month period ended September 30, 2004 represents the pending settlement of a previously filed suit against the Company by Merit Software.

During the first quarter of 2004, the Company became aware that a new residential subdivision being developed in Johnson County, Kentucky encroaches on property owned by Siboney Coal Company, a subsidiary. In the second quarter of 2004, the Company negotiated a settlement agreement with the developer and signed a Quitclaim Deed transferring approximately 82 acres to the developers of the subdivision in return for $219,780 which was recognized as gain on the sale of an asset.

The Company’s net income for the nine-month period of 2004, primarily for the reasons above, was $463,781 after income tax expense of $271,234 compared to net income of $276,437 after income tax expense of $178,000 for the same period of 2003 representing an increase of 68%. Earnings per common share, basic and diluted, were $0.02 for the nine-month period of 2004 and 2003.

Liquidity and Capital Resources

Cash increased 70.2% or $773,854 to $1,876,462 at September 30, 2004 compared to $1,102,608 at December 31, 2003 reflecting increased sales of Siboney Learning Group and the sale of real estate by Siboney Coal Company.

Accounts receivable decreased 29.6% or $454,752 at September 30, 2004 compared to December 31, 2003 due to decreased sales during August and September 2004 compared to November and December 2003.

Prepaid income taxes increased to $437,380 as estimated tax payments remitted in prior quarters became refundable as a result of the tax-basis operating loss incurred in the three-month period ended September 30, 2004.

Accrued litigation liability increased $615,000 at September 30, 2004 compared to December 31, 2003 as a result of the pending settlement of a previously filed suit against the Company by Merit Software. The Company expects to pay $415,000 of the amount during the fourth quarter of 2004.

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which matures in April 2005 provides for maximum borrowings of $1.0 million and is secured by the Company’s accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of September 30, 2004, the Company reported a net worth of $5.4 million and there was no balance outstanding under the Company’s line of credit. The Company believes that it will be able to renew its line of credit and that its available capital resources are adequate to support its current business levels.

Index

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

ITEM 4.    CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this report, Timothy J. Tegeler, the Company’s Chief Executive Officer and William D. Edwards, Jr., the Company’s Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and Ernest R. Marx (collectively “Siboney”), alleging copyright infringement and breach of contract and seeking damages of $3,450,000, injunctive relief, attorney’s fees, and costs. The lawsuit arose from a long-term relationship between the parties established in 1996 with a licensing agreement which grants Siboney the right to “create, market, sell, lease and distribute in the schools market” software products which incorporate certain Merit software. The complaint alleged that Siboney had sold software bundles incorporating certain Merit software under the name “Orchard Home” outside of the “schools market,” allegedly breaching the licensing agreement and infringing Merit’s alleged copyright in its software. The complaint also alleged other miscellaneous breaches of the licensing agreement, including failing to obtain Merit’s consent for certain changes to Merit’s software, and disputing the amount of royalties due. Siboney filed a counterclaim against Merit, seeking damages for breach of the licensing agreement by Merit and a declaratory judgment of noninfringement of Merit’s alleged copyright. Siboney believes that it has reached an agreement in principle with Merit to settle all claims in the lawsuit. The principal terms of this Agreement are as follows: none of the parties will admit liability for any of the claims in the lawsuit; the software licensing agreement will be terminated as of a future date; Siboney will pay royalties due under the licensing agreement through its termination; Siboney will to pay to Merit $465,000 upon execution of the settlement agreement, plus additional payments of $100,000 for each of the next two years; and Merit will return a portion of the royalty payments previously made by Siboney of approximately $50,000.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock made during the three months ended September 30, 2004 by the Company.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2004 - July 31, 2004)	25,000	$0.39	25,000	945,000
Month #2 (August 1, 2004 - August 31, 2004)	0	—	—	945,000
Month #3 (September 1, 2004 - September 30, 2004)	100,000	$0.44	100,000	845,000
Total	125,000	$0.43	125,000	845,000

(1)	On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions.

Index

ITEM 6.    EXHIBITS

(a) Exhibits: Exhibits required as part of this report are listed in the index appearing on page 16.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBONEY CORPORATION

By: /s/ William D. Edwards, Jr.
William D. Edwards, Jr.
Executive Vice President and
Chief Financial Officer
(Authorized officer and principal financial officer)

November 15, 2004

Index

Index to Exhibits

Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

