Form 10-K
period 2004-12-31
SIBONEY CORP
filed 2005-03-24
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

For The Fiscal Year Ended December 31, 2004

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

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant as of June 30, 2004 was $6,008,944. This value was based on the average of the bid and asked prices on June 30, 2004.

As of March 22, 2005, the registrant had outstanding 17,345,419 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: The definitive proxy statement of registrant (to be filed pursuant to Regulation 14A) for Registrant’s 2005 Annual Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 14.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) customers’ dependence on government funding to purchase the Company’s products; (2) constant changes in the technologies used to build and deliver the Company’s products; (3) well-established and well-funded competitors; (4) the Company’s ability to retain key personnel; (5) the Company’s ability to motivate its independent dealer representatives to sell the Company’s products; (6) changes in the market acceptance and demand for curriculum-based educational software; and (7) the risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Item 1.	Business

General
Unless the context indicates otherwise, references to the “Company” in this report include Siboney Corporation and its subsidiaries.

The Company was incorporated in the State of Maryland in 1955. The principal business of the Company is the publishing of educational software products in core academic areas, primarily for schools.

Business - General Description And Current Developments - The Company’s principal subsidiary, Siboney Learning Group, Inc. publishes standards-based educational software products for reading, language, mathematics, science and English as a Second Language, primarily for K-12 schools and school districts. The Company publishes five product lines, including two comprehensive software product lines -- Orchard Software for Your State and Journey -- and three titles-based product lines -- GAMCO Educational Software, Teacher Support Software, and Educational Activities Software. This strategy allows the Company to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

The passage and implementation of the No Child Left Behind Act (“NCLB”) in 2002 placed higher standards for accountability, research-based products, instructional improvement and data-driven decision making upon all public schools in the United States. As a result, the Company has focused on the development, upgrading, selling and marketing of its Orchard Software for Your State (“Orchard”) product line. The Company believes that Orchard is a cost-effective solution for schools facing growing pressures to demonstrate Adequate Yearly Progress and instructional improvement as mandated by NCLB.

Starting in school year 2005-2006, the NCLB Act requires that every public school must conduct annual assessments in reading and math based upon each state’s academic standards for every student in grades three through eight. Each school must meet state-specific annual mandates for Adequate Yearly Progress or be classified as a failing school. Failing schools face serious consequences up to loss of accreditation and possible take over. NCLB requires 100% minimal proficiency in reading and math for all public school students in grades three through eight by school year 2013-2014 which places increasingly difficult demands upon schools for instructional improvement and satisfactory progress towards 100% minimal proficiency.

Orchard integrates assessment based upon standards in 35 states with individualized instruction from over 150 Skill Trees (i.e., software programs) in K-12 reading, language, mathematics and science. Orchard’s assessment identifies specific areas of academic weakness for each student within his/her state’s grade-specific standards of learning. Orchard then prescribes an individualized learning path for each student as students interact with a wide variety of motivating instructional approaches that appeal to different learning styles. Orchard’s management system tracks standards-based student progress for teachers and administrators who are facing increasing pressure for data-driven decision making as mandated by NCLB. Interim assessment tools can be used to measure educational gains and to prepare students for their high-stakes state test.

Over 6,000 schools and school districts use Orchard in computer labs, learning centers and classrooms to supplement core instruction. Unlike many competitive comprehensive solutions, Orchard’s solution is delivered as an unlimited network/site license with no required recurring fees. Orchard’s scalable product configurations allow schools with limited budgets to make a modest initial investment by purchasing individual Skill Trees and then to grow their Orchard solution with future purchases of larger curriculum bundles with multiple titles and state-specific assessment.

The Company employs approximately 20 people in its product development team who develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating systems and test for quality assurance. The Company plans to release a new version of Orchard in 2005 - Orchard Gold Star - with significantly improved options for interim formative assessment and curriculum mapping, upgraded management and progress reports, upgraded content and content sequencing, a new application that will allow Orchard to aggregate student data at the school district level, and more advanced technology including a Structured Query Language (“SQL”)

database foundation that will improve performance and scalability within schools and school districts.

Orchard is sold through a network of resellers and direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of the Company’s Orchard business is repeat business from schools or school districts that build up their Orchard implementation through repeat purchases. The Company believes that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 77%, 78% and 74% of the Company’s revenue for the years 2004, 2003 and 2002, respectively.

In addition to Orchard Software for Your State, the Company publishes four other instructional software product lines:

GAMCO Educational Software (“GAMCO”), the Company’s original product line, provides schools with single titles and series which the Company believes are highly motivating. GAMCO products are sold through the major national and regional school software catalog dealers, the Company’s inside sales force, its direct catalogs and direct promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs. Popular titles include Touchdown Math, Math Concepts, Language Concepts and Phonics.

The Teacher Support Software (“TSS”) product line, which was acquired in 2000, is best known for its popular tools for teachers, including Worksheet Magic, and its reading programs, including WordWorks. TSS products are now sold through all of the Company’s sales channels as single-title solutions and as part of comprehensive Orchard solutions. The Company has actively upgraded older TSS products to be compatible with the computers and networks found in schools today.

The Company’s Educational Activities Software (“EAS”) line, which was acquired in 2001, has been a leading publisher of software for the middle school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is the Company’s primary product offering for the adult learning market and allows the Company to achieve incremental sales growth in the market for instruction in basic skills for adults. In addition, the Company sells selected EAS titles to its K-12 school customers and has developed a comprehensive solution with universal management called Real Achievement based upon EAS titles and appropriate titles from the Company’s portfolio of other software products. The Company has committed development resources to upgrading these products and to web-enable selected titles since the older learner market appears to be increasingly responsive to software delivered to students over the Internet.

Journey, the comprehensive software product line acquired in 2001, has been upgraded to make it more competitive with other structured comprehensive solutions.

The Company also has generated sales of selected products which have been revised for the home market and sold through a direct-to-the-home marketer of educational software. This alliance allows the Company to achieve incremental sales in the home market without incurring the costs of expensive retail distribution.

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

Working Capital Items — The Company does not purchase or maintain material inventories in advance of sales of products, although certain materials are purchased in larger quantities in order to obtain volume discounts. The Company does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group maintains an “on approval” policy under which goods shipped subject to customer approval are not billed upon delivery and can be returned within 45 days. Invoices are sent after 45 days if the goods are not returned. Siboney Learning Group also maintains a general “satisfaction guaranteed” policy under which GAMCO, TSS and EAS products may be returned within 12 months, and Orchard products within 90 days from the date of purchase if a customer is not satisfied. Returns approximated 2% of sales in 2004 and 3% of sales in 2003 and 2002.

Dependence on Limited Number of Customers — There were no customers that represented more than 10% of the Company’s revenues in 2004 or 2003. In 2002, two customers each accounted for approximately 12% of the Company’s revenues.

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

Software development costs of $583,602, $496,548 and $695,585 were capitalized in 2004, 2003 and 2002, respectively. Amortization expense charged against earnings amounted to $601,237, $559,159 and $407,416 in 2004, 2003 and 2002, respectively. Software development costs not capitalized are expensed in the year incurred and totaled approximately $629,992, $656,300 and $299,000 in 2004, 2003 and 2002, respectively.

Amortization of capitalized software costs begins when the product is released for sale to customers. In progress software development costs capitalized for which amortization had not begun amounted to $550,256, $438,725 and $554,715 at December 31, 2004, 2003 and 2002, respectively.

Competition — Siboney Learning Group operates in highly competitive markets, which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. A number of the Company’s competitors are significantly larger and have substantially greater resources than the Company. The Company competes on the basis of price and effectiveness of software in achieving intended results. We believe the comprehensive learning systems market is dominated by four major publishers: Pearson Digital Learning, Plato Learning, Compass Learning and Riverdeep. Over the past several years, the consolidation of educational software publishers has resulted in a reduction of the number of new software titles designed for schools.

Personnel — As of December 31, 2004, the Company had 63 full-time employees. The Company’s employees are not represented by any union.

Website —The Company’s website address is http://www.Siboney.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, through the website as soon as practicable after the Company files the reports with the SEC.

Item 2.	Properties

The Company leases approximately 8,000 square feet of office space in St. Louis, Missouri under a lease which expires December 31, 2007. Siboney Learning Group also leases approximately 7,000 square feet of warehouse facilities in St. Louis, Missouri under a lease which expires May 31, 2007. The Lansing, Michigan research and development office leases approximately 4,090 square feet of office space under a lease which expires April 30, 2006. The Skokie, Illinois curriculum and instructional design office leases 1,966 square feet of office space under a lease which expires December 31, 2007.

The Company also has certain natural resource interests through several subsidiaries, which are not believed to be material assets of the Company, individually or in the aggregate.

Siboney Coal Company, Inc. (“Siboney Coal”), a subsidiary of the Company, owns the fee and mineral interests in coal properties aggregating approximately 1,425 acres in Johnson and Martin Counties, Kentucky. Previously these properties were leased to a mining company; however, the Company and the lessee were unable to agree on the continuing terms of the lease and the lease was terminated on May 14, 2003. There were no royalties received by the Company on these properties in 2004 or 2003.

During the first quarter of 2004, the Company became aware that a new residential subdivision being developed in Johnson County, Kentucky encroached on property owned by Siboney Coal. In the second quarter of 2004, the Company negotiated a settlement agreement with the developer and transferred approximately 82 acres to the developers of the subdivision for $219,780, which was recognized as gain on the sale of an asset.

Other subsidiaries of the Company have royalty and working interests in oil and gas leases and property rights. Revenues from such leases and interests are not material. The present value of estimated future net oil and gas reserves of the Company’s subsidiaries is presently not determinable, but is not believed to be material.

Prior to 1958, the Company held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated. The Company filed claims against the Cuban government with the U.S. Foreign Claims Settlement Commission which certified the Company’s loss as $2,454,000 plus 6% interest per annum from November 1959. No funds have been appropriated to satisfy such claims. Accordingly, the Company does not consider the collection of the claims to be probable.

Item 3.	Legal Proceedings

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and Ernest R. Marx (collectively “Siboney”), alleging copyright infringement and breach of contract and seeking damages of $3,450,000, injunctive relief, attorney’s fees, and costs. The lawsuit arose from a long-term relationship between the parties established in 1996 with a licensing agreement which grants Siboney the right to “create, market, sell, lease and distribute in the schools market” software products which incorporate certain Merit software. The complaint alleged that Siboney had sold software bundles incorporating certain Merit software under the name “Orchard Home” outside of the “schools market,” allegedly breaching the licensing agreement and infringing Merit’s alleged copyright in its software. The complaint also alleged other miscellaneous breaches of the licensing agreement, including failing to obtain Merit’s consent for certain changes to Merit’s software, and disputing the amount of royalties due. Siboney filed a counterclaim against Merit, seeking damages for breach of the licensing agreement by Merit and a declaratory judgment of non-infringement of Merit’s alleged copyright. On December 16, 2004, Siboney settled the lawsuit with Merit. Under the settlement agreement, none of the parties admitted liability for any of the claims and agreed to terminate their software licensing agreement as of December 31, 2005. Siboney agreed to continue to pay royalties due under the licensing agreement through its termination plus additional payments of $100,000 for each of the next two years and paid Merit $465,000 upon execution of the settlement agreement; and Merit returned a portion of the royalty payments previously made by Siboney of approximately $50,000. In accordance with the settlement agreement, all claims were dismissed with prejudice on January 18, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders of the Company during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a)	Market Information

Sales of the Company’s common stock are reported on the Over-The-Counter “Bulletin Board” maintained by NASDAQ.

Stock Price and Dividend Information

The following table sets forth the high and low bid prices per share of common stock.

2004			2003
Quarter	High	Low	Quarter	High	Low

First	$.36	$.19	First	$.26	$.17
Second	.48	.29	Second	.29	.18
Third	.46	.33	Third	.37	.23
Fourth	.49	.34	Fourth	.38	.17

The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)	Holders

The number of holders of record of the Company’s common stock as of March 22, 2005 was 9,005.

(c)	Dividends

No cash dividends were paid on the Company’s common stock in 2004 or 2003. Generally, the payment of dividends is within the discretion of the Board of Directors who will consider all relevant factors in making determinations regarding future dividends, if any. The Company intends to continue its historical pattern of utilizing cash generated by operations to support future growth.

(d)	Securities Authorized For Issuance under Equity Compensation Plans

See Part III, Item 12 on pages 22 - 23.

(e)	Recent Sales of Unregistered Securities

The Company granted an option dated October 14, 2004 to purchase 100,000 shares of the Company’s common stock at a price of $0.50 per share in a private placement of securities under Section 4(2) of the Securities Act of 1933 to a consultant in exchange for retention of the consultant’s services. The consultant may exercise the option by paying the purchase price for the shares on or before October 14, 2005.

(f)	Issuer Purchases of Equity Securities

Period	(A) Total Number Of Shares Purchased	(B) Average Price Paid Per Share	(C) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)	(D) Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs

Month #1 (Oct. 1 - Oct. 31)	55,000	$0.475	55,000	790,000
Month #2 (Nov. 1 - Nov. 30)	—	—	—	790,000
Month #3 (Dec. 1 - Dec. 31)	—	—	—	790,000
Total	55,000	$0.475	55,000	790,000

(1) On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this Form 10-K. The Statement of Operations data set forth below for each of the years in the three-year period ended December 31, 2004 and the Balance Sheet data as of December 31, 2004 and 2003 are derived from, and qualified by reference to, our financial statements appearing elsewhere in this Form 10-K. The Statement of Operations data for the years ended December 2001 and 2000 and the Balance Sheet data as of December 31, 2002, 2001 and 2000 are derived from audited financial statements not included herein.

	Years Ended December 31,
	2004	2003	2002	2001	2000

Revenues	$10,182,717	$8,752,789	$8,902,275	$8,280,373	$5,401,070

Income (loss) from operations	$(42,216)	$699,509	$1,204,015	$1,234,121	$1,126,819

Income before income
taxes	$190,172	$685,110	$1,159,481	$1,155,588	$1,128,530

Net income	$101,172	$451,035	$706,081	$1,238,388	$1,317,530

Earnings per common
share - basic	$0.01	$0.03	$0.04	$0.07	$0.08

Weighted average number
of common shares
outstanding - basic	17,524,049	17,343,407	16,785,146	16,697,872	16,571,822

Earnings per common
share - diluted	$0.01	$0.03	$0.04	$0.07	$0.08

Weighted average number
of common shares
outstanding - diluted	17,963,775	17,374,890	17,175,789	17,455,045	17,267,570

Total assets (at year-end)	$6,386,832	$6,369,753	$5,871,235	$5,436,247	$3,427,112

Long-term obligations (at year-end)	$111,116	$43,574	$211,768	$511,510	$210,298

Total obligations (at year-end)	$243,573	$250,082	$635,416	$912,971	$307,734

Stockholders’ equity (at year-end)	$5,036,903	$5,012,478	$4,450,604	$3,735,243	$2,486,223

The Company neither declared nor paid cash dividends during the five years in the period ended December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the changes in the Company’s results of operations during the three years in the period ended December 31, 2004 and comments on the Company’s financial position as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amounts reported in these financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the level of contingent assets and liabilities disclosed at the dates of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates. We believe our most critical accounting policies include software revenue recognition, stock-based compensation, capitalization and amortization of software development costs, and goodwill and other intangible assets as explained below.

Software Revenue Recognition

The Company follows specific and detailed guidelines in determining the proper amount of revenue to be recorded. The Company recognizes revenues in accordance with Statement of Position (“SOP”) 97-2 (Software Revenue Recognition) as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable, using the price charged when that element is sold separately. For software arrangements in which we do not have VSOE for undelivered elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements or when all elements for which we do not have VSOE have been delivered.

The Company also generates revenue by providing professional services which consist of consulting, training and implementation support. The revenue for these services is recognized as the services are performed.

Stock-Based Compensation

We account for our employee stock-based compensation plans in accordance with APB Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, and the disclosure provisions of Statement of Financial

Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Accordingly, no compensation cost is recognized for our stock options granted to employees when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for the stock option.

Proprietary Software in Development

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we have capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design that has been confirmed by documenting and tracing the detailed program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Future events such as market conditions, customer demand, or technological obsolescence could cause us to conclude that the carrying value of the software at a given point in time is impaired, and the amount of the impairment so determined would be required to be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made. The Company amortizes capitalized software development costs on a straight-line basis over four years.

Goodwill and Other Intangible Assets

On January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under SFAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their useful lives. As part of the implementation of SFAS 142, we were required to complete a transitional impairment test of goodwill and other intangible assets. The fair value of the Company’s only operating business unit was estimated by obtaining an independent business valuation. There was no impairment of goodwill upon the adoption of SFAS 142. We test our goodwill and intangible assets for impairment not less frequently than as a part of our annual business planning cycle during the fourth quarter of each year. Future events such as market conditions or operational performance could cause us to conclude that impairment exists. Any resulting impairment loss would be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made and could have a material adverse impact on our financial condition and results of operations.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R is effective as of the beginning of our first interim or annual reporting period that begins after June 15, 2005, which is our third quarter of 2005. The adoption of this new accounting pronouncement may have a material impact on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R and that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any variable interest entities, and therefore expects no impact of the adoption of FIN 46R.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company does not own any derivative instruments or participate in any hedging activities, and therefore experienced no impact of the adoption of SFAS 149.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement, and therefore experienced no impact of the adoption of SFAS 150.

Results of Operations

Overview

The Company’s principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science and English as a Second Language, primarily for K-12 schools and school districts.  The Company publishes five product lines: Orchard Software for Your State, Journey, GAMCO Educational Software, Teacher Support Software, and Educational Activities Software. This strategy allows the Company to appeal to the various budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

Orchard accounted for 77% of the Company’s sales in 2004.  Orchard is sold through a network of approximately 25 independent territorial dealers who employ field sales representatives to sell comprehensive instructional software solutions. In addition, the Company employs seven direct sales representatives and six inside sales representatives to promote and sell the five product lines, with a primary emphasis on Orchard.

Orchard is delivered as a server-based product with unlimited net/site licenses and no required recurring fees. Orchard has undergone continuous instructional content and technological improvement and the fourth major version of the product with significantly enhanced reporting tools, assessment building tools and an SQL database infrastructure is scheduled to be released in the first quarter of 2005.  Orchard is currently used in over 6,000 schools and more than half of Orchard sales are repeat business from customers who take advantage of Orchard’s scalability by acquiring additional Skill Trees (individual programs) or bundles.  The Company is also experiencing an increase in sales to school districts which it attributes to the success and enthusiasm generated by prior sales of Orchard within schools in a district.  The Company believes that the introduction of the 4.0 Orchard Gold Star product in early 2005, with enhanced district-wide reporting, will continue this district-wide sales trend.

The Company is subject to risks and uncertainties including, but not limited to, the following: (1) customers’ dependence on government funding to purchase the Company’s products; (2) constant changes in the technologies used to build and deliver the Company’s products; (3) well-established and well-funded competitors; (4) the Company’s ability to retain key personnel; (5) the Company’s ability to motivate its independent dealer representatives to sell the Company’s products; (6) changes in the market acceptance and demand for curriculum-based educational software; and (7) the risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

2004 In Comparison With 2003

For the year ended December 31, 2004, the Company’s consolidated revenues increased 16% to $10.2 million from $8.8 million recorded in 2003. This increase was primarily the result of two large district-wide orders for Orchard for Your State software.

Sales of the Company’s Orchard product to schools increased 22% in 2004 compared to 2003, primarily as the result of the previously mentioned two large district-wide orders for Orchard as well as increased sales generated by the Company’s expanded direct sales force.

Sales of the Company’s single title products, GAMCO and Teacher Support Software, decreased 4% compared to 2003, primarily due to decreased sales from several national software catalog dealers. Sales of Educational Activities Software decreased 13% compared to 2003 due to decreased sales from several dealers and independent representatives. The Company also experienced a 2% decrease in sales through a distributor specializing in direct home sales.

In addition, in 2004 the Company generated more than $200,000 in sales of professional development and premium support services which are offered as additional options to the existing support services; compared to approximately $6,500 in such sales in 2003.

Cost of products sold increased 10% to $2.3 million in 2004. This increase reflected higher royalty and material costs, primarily due to increased sales volume. R&D expenses and amortization of capitalized software development costs also accounted for some of this increase.

Selling, general and administrative expenses increased to $7.4 million in 2004, or 22%, from $6.0 million in 2003, due primarily to increased expenses for salaries, personnel-related expenses and professional fees. The Company continues to invest in increasing its direct sales force, in improving and updating its product lines, and in growing its product support services. Professional fees increased due primarily to legal fees and investment banking activities.

In connection with the December 2004 settlement agreement between Siboney Corporation and Merit Software, involving breach of contract and copyright infringement claims against Siboney and breach of contract claims against Merit, Siboney agreed to continue to pay royalties due under the licensing agreement through its termination and to pay to Merit $465,000 upon execution of the settlement agreement plus additional payments of $100,000 for each of the next two years; and Merit returned a portion of the royalty payments previously made by Siboney of approximately $50,000. In respect of the settlement, Siboney recorded a pre-tax litigation settlement expense of $615,000 in its income statement for the quarter ended September 30, 2004.

The Company’s net loss from operations for 2004, primarily as a result of the above factors, was $42,216 compared to net income from operations of $699,509 in 2003.

During the first quarter of 2004, the Company became aware that a new residential subdivision being developed in Johnson County, Kentucky encroached on property owned by Siboney Coal. In the second quarter of 2004, the Company negotiated a settlement agreement with the developer and transferred approximately 82 acres to the developers of the subdivision for $219,780, which was recognized as gain on the sale of an asset.

Income tax expense decreased to $89,000 in 2004, a reduction of $145,075 from $234,075 in 2003, primarily as a result of the decrease in pretax income.

As a result of the above factors, net income for the year ended December 31, 2004 was $101,172 compared to net income for 2003 of $451,035, representing a decrease of 78%. Earnings per share decreased to $0.01 per share from $0.03 per share.

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

Income tax expense decreased to $234,075 in 2003, a reduction of $219,325 from $453,400 in 2002 primarily as a result of the decrease in pre-tax income.

As a result of the above factors, the net income for the year ended December 31, 2003 was $451,035 compared to net income for 2002 of $706,081, representing a decrease of 36%. Earnings per share decreased to $0.03 per share from $0.04 per share.

Liquidity and Capital Resources

The Company has financed its business primarily with cash generated from operating activities and accessing its bank revolving line of credit and seller financing. The line of credit agreement, which matures in April 2005, provides for maximum borrowings of up to $1.0 million and is secured by the Company’s accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of December 31, 2004, the Company reported a net worth of $5 million. As of that date, there were no borrowings outstanding under the Company’s line of credit. Subsequent to December 31, 2004 the Company increased its revolving line of credit agreement to $1.5 million with substantially the same terms as the line of credit at December 31, 2004. The Company believes that its available capital resources are adequate to support its current business levels.

The Company expects that cash generated from operations, supplemented by cash on hand and its line of credit will provide adequate liquidity to fund the Company’s operations over the next year. However, the Company may be required to access additional sources of funding if it pursues significant future acquisitions or there are unanticipated adverse developments in its operations.

The Company had the following contractual obligations at December 31, 2004:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1- 3 Years	3 - 5 Years	More Than 5 Years

Long-term debt	$6,771	$6,771	$—	$—	$—
Capital lease obligations	38,307	27,039	11,268	—	—
(including interest)
Operating lease obligations	868,701	313,953	552,346	2,402	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities
reflected on the Company’s
balance sheet under GAAP	200,000	100,000	100,000	—	—

Total	$1,113,779	$447,763	$663,614	$2,402	$—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary information required by this Item 8 are set forth at the pages indicated in Part IV, Item 15 of this Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 23, 2005, the Board of Directors amended the Company’s By-laws, which included the following amendments: (a) Article II was amended to add new Sections 11, 12 and 13 providing a procedure for the nomination of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders at stockholders meetings, (b) Article III, Section 6 was amended to clarify that the annual meeting of the Board of Directors would be held immediately after the annual stockholders meeting; (c) Article III, Section 12 was amended to remove a provision allowing Board committee members to appoint a new committee member upon a committee member’s temporary absence, (d) Article III, Section 12 was amended to remove a provision allowing the Board to revise actions taken by Board committees, (e) Article III, Section 13 was amended to clarify that directors may receive compensation for their service as a director and on Board committees as set forth from time to time by resolution of the Board, (f) Article V, Section 1 was amended to clarify that the individual selected to the office of president was not required to be selected from members of the Board, (g) Article V, Section 2 was amended to clarify that officers are not required to be selected by the Board at the Board’s first meeting after the annual stockholders meeting, (h) Article V, Section 7 was amended to clarify that the chairman of the Board could prescribe the duties of a vice president of the Company; (i) Article V, Section 8 was amended to clarify that the secretary was not required to attend sessions of Board committees and that the chairman of the board could prescribe the duties of the secretary, and (j) Article VII, Section 8 was amended to provide for indemnification of directors and officers of the Company to the extent allowed by state law.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information contained under the captions “Proposal 1 - Election of Directors - Information Concerning Nominees,” “Information Concerning Executive Officers,” “The Board of Directors, Compensation Committee and Audit Committee—Audit Committee” and “—Shareholder Communications” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2005 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The Board of Directors has approved a Code of Ethics that covers the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code is posted on the Company’s website, www.siboney.com.

Item 11.	Executive Compensation

The information contained under the captions “The Board of Directors, Compensation Committee and Audit Committee,” “Executive Compensation,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” and “Employment Contracts” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2005 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership contained under the captions “Voting Securities and Principal Holders Thereof” and “Proposal 1 Election of Directors - Information Concerning Nominees” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2005 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Equity Compensation Plan Information
			Number Of Securities
			Remaining Available For
			Future Issuance Under
	Number Of Securities To	Weighted Average	Equity Compensation
	Be Issued Upon Exercise	Exercise Price Of	Plan [Excluding
	Of Outstanding Options,	Outstanding Options,	Securities Reflected In
	Warrants And Rights	Warrants And Rights	Column (A)]
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	1,787,780	$ 0.38	189,520

Equity compensation plans
not approved by security holders (1)	1,075,000	0.41	6,955,000

Equity compensation plans issued to
vendors - not approved by security
holders	100,000	0.50	N/A

Total	2,962,780		7,144,520

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

The Company granted a one-year option dated October 14, 2004 to purchase 100,000 shares of the Company’s common stock at a price of $0.50 per share in a private placement of securities under Section 4(2) of the Securities Act of 1933 to a consultant in exchange for retention of the consultant’s services.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption “Independent Public Accountants” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2005 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following financial statements, financial statement schedule and exhibits are filed herewith

(1)	Financial Statements:

PAGE
Report of Independent Registered Public
Accounting Firm	26
Consolidated Balance Sheet at
December 31, 2004 and 2003	27
Consolidated Statement of Operations
for the Years Ended December 31,
2004, 2003 and 2002	28
Consolidated Statement of Stockholders’
Equity for the Years Ended December 31,
2004, 2003 and 2002	29
Consolidated Statement of Cash Flows
for the Years Ended December 31,
2004, 2003 and 2002	30
Notes to Consolidated Financial
Statements	31 - 48

(2)	Financial Statement Schedule:

Schedule V - Valuation and Qualifying Accounts
2004, 2003 and 2002	49

(3)	Exhibits - See Exhibit Index on pages 51 - 52.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly, in all material respects, the information required to be set forth therein.

St. Louis, Missouri
February 25, 2005

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Assets

	December 31,
	2004	2003
Current Assets
Cash	$686,642	$1,102,608
Accounts receivable	1,379,006	1,534,547
Inventories	314,947	377,382
Refundable income taxes	620,769	20,000
Prepaid expenses	164,305	133,253
Deferred tax asset	116,000	96,400
Total Current Assets	3,281,669	3,264,190

Property and Equipment, Net	432,500	422,773

Goodwill, Net	1,045,015	1,045,015

Other Assets	1,627,648	1,637,775

Total Assets	$6,386,832	$6,369,753

Liabilities And Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$6,771	$182,164
Current portion of capitalized lease obligation	25,686	24,344
Accounts payable	173,660	256,878
Accrued profit sharing plan contribution	—	55,000
Accrued bonuses	88,677	60,735
Accrued commissions	36,817	62,887
Accrued vacation	87,223	84,823
Accrued royalties	311,886	178,657
Other accrued expenses	48,093	54,013
Accrued litigation liability	100,000	—
Total Current Liabilities	878,813	959,501

Long-Term Liabilities
Long-term debt	—	6,771
Long-term litigation liability	100,000	—
Capitalized lease obligation	11,116	36,803
Deferred tax liability	360,000	354,200
Total Long-Term Liabilities	471,116	397,774

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 17,407,919 in 2004 and 17,591,079 in 2003	1,740,792	1,759,108
Additional paid-in capital	—	50,310
Retained earnings	3,296,111	3,203,060
Total Stockholders’ Equity	5,036,903	5,012,478

Total Liabilities and Stockholders’ Equity	$6,386,832	$6,369,753

See the accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For The Years Ended December 31,
	2004	2003	2002

Revenues	$10,182,717	$8,752,789	$8,902,275

Cost of Product Sales	2,255,153	2,039,147	1,970,833

Selling, General and Administrative
Expenses	7,354,831	6,014,133	5,727,427

Litigation Settlement Expense	614,949	—	—

Income (Loss) From Operations	(42,216)	699,509	1,204,015

Other Income (Expense)
Interest income (expense), net	5,234	(19,432)	(46,706)
Gain on sale and disposition of assets	219,780	—	—
Miscellaneous	7,374	5,033	2,172
Total Other Income (Expense)	232,388	(14,399)	(44,534)

Income Before Income Taxes	190,172	685,110	1,159,481

Income Tax Expense	89,000	234,075	453,400

Net Income	$101,172	$451,035	$706,081

Earnings Per Common Share - Basic	$0.01	$0.03	$0.04

Earnings Per Common Share - Diluted	$0.01	$0.03	$0.04

Weighted Average Number of Common
Shares Outstanding - Basic	17,524,049	17,343,407	16,785,146

Weighted Average Number of Common
Shares Outstanding - Diluted	17,963,775	17,374,890	17,175,789

See the accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2004, 2003 And 2002

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance - January 1, 2002	16,744,024	$1,674,403	$14,896	$2,045,944	$3,735,243

Issuance of Common Stock	52,680	5,268	4,012	—	9,280

Net Income	—	—	—	706,081	706,081

Balance - December 31, 2002	16,796,704	1,679,671	18,908	2,752,025	4,450,604

Issuance of Common Stock	812,500	81,250	23,594	—	104,844

Stock Repurchase	(18,125)	(1,813)	(3,592)	—	(5,405)

Tax Benefit of Non-Qualified
Stock Options Exercised	—	—	11,400	—	11,400

Net Income	—	—	—	451,035	451,035

Balance - December 31, 2003	17,591,079	1,759,108	50,310	3,203,060	5,012,478

Issuance of Common Stock	26,840	2,684	2,234	—	4,918

Stock Repurchase	(210,000)	(21,000)	(62,414)	(8,121)	(91,535)

Issuance of Stock Warrants	—	—	9,870	—	9,870

Net Income	—	—	—	101,172	101,172

Balance - December 31, 2004	17,407,919	$1,740,792	$—	$3,296,111	$5,036,903

See the accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For The Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Net income	$101,172	$451,035	$706,081
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	226,272	191,992	166,906
Amortization	601,237	575,825	538,042
Deferred income taxes	(13,800)	223,600	453,400
Gain on sales and disposition of assets	(219,780)	—	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable	155,541	79,127	(271,412)
(Increase) decrease in inventories	62,435	24,762	(116,367)
Increase in refundable income taxes	(600,769)	(20,000)	—
(Increase) decrease in prepaid expenses	(31,052)	37,788	33,865
Increase in long-term liabilities	100,000	—	—
(Increase) decrease in deposits	(7,509)	2,900	(2,462)
Increase (decrease) in accounts payable and
accrued expenses	93,363	61,378	(24,218)
Net Cash Provided By Operating Activities	467,110	1,628,407	1,483,835

Cash Flows From Investing Activities
Payments for equipment	(235,999)	(203,976)	(155,136)
Proceeds from sale of assets, net of related selling
expenses	219,780	—	—
Payments for software development costs	(583,602)	(496,548)	(696,850)
Payments for assets of and earn-out payments
to unrelated entities	—	(108,327)	(29,135)
Net Cash Used In Investing Activities	(599,821)	(808,851)	(881,121)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	4,918	104,844	9,280
Payments under stock buy back program	(91,535)	(5,405)	—
Issuance of stock warrants	9,870	—	—
Principal payments on capital lease obligation	(24,344)	(24,796)	(23,649)
Principal payments on long-term debt	(182,164)	(360,538)	(397,632)
Net Cash Used In Financing Activities	(283,255)	(285,895)	(412,001)

Net Increase (Decrease) In Cash	(415,966)	533,661	190,713

Cash - Beginning of Year	1,102,608	568,947	378,234

Cash - End of Year	$686,642	$1,102,608	$568,947

Supplemental Disclosure of Cash Flow
Information
Interest paid	$5,853	$26,476	$58,491
Income taxes paid	716,582	30,475	3,968
See the accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 And 2002

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

Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per depositor. At December 31, 2004 and December 31, 2003, the Company had deposit balances of approximately $561,917 and $1,012,000 in excess of FDIC insured limits, respectively.

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

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation computed using principally the straight-line method. Assets are depreciated over periods ranging from three to seven years.

When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the respective accounts and any gain or loss realized from disposition is reflected in results of operations.

Advertising

The Company expenses the costs of advertising as incurred except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of catalog advertising to which sales orders are directly attributed. The capitalized cost of the advertising is amortized over a 12-month period following the issuance of the catalog. At December 31, 2004 and 2003, $55,110 and $45,607, respectively, of catalog costs were capitalized. Advertising expense amounted to $555,016 in 2004, $607,931 in 2003 and $546,863 in 2002.

Revenue Recognition

The Company follows specific and detailed guidelines in determining the proper amount of revenue to be recorded. The Company recognizes revenues in accordance with Statement of Position (“SOP”) 97-2 (Software Revenue Recognition) as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable, using the price charged when that element is sold separately. For software arrangements in which we do not have VSOE for undelivered elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements or when all elements for which we do not have VSOE have been delivered.

The Company also generates revenue by providing professional services which consist of consulting, training and implementation support. The revenue for these services is recognized as the services are performed.

Software Development Costs

Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Products developed by the Company are subject to a number of factors which affect their marketability and future revenue potential including but not limited to: competitive pressures, changing governmental requirements on customers, technological advances, and marketing decisions as to whether and in what manner the product is bundled with other products.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company amortizes capitalized software development costs on a straight-line basis over four years.

Warranty Costs

The Company provides warranties on sales of educational products and all significant warranty costs are charged to operations when the costs are probable and estimatable. Company management is of the opinion that no allowance for warranty costs is necessary.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS 123”), in 1997. As permitted by SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Years Ended December 31,
	2004	2003	2002

Net income, as reported	$101,172	$451,035	$706,081
Deduct: total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of tax effects	120,622	97,807	108,231

Pro forma net income (loss)	$(19,450)	$353,228	$597,850

Earnings (loss) per share:
Basic - as reported	$0.01	$0.03	$0.04
Basic - pro forma	$(0.01)	$0.02	$0.04

Diluted - as reported	$0.01	$0.03	$0.04
Diluted - pro forma	$(0.01)	$0.02	$0.03

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus deferred income taxes.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Goodwill and Other Intangible Assets

The Company adopted SFAS 142 effective January 1, 2002 and, accordingly, ceased amortizing amounts related to goodwill starting January 1, 2002. The balance of goodwill is related to acquisitions made by the Company’s subsidiary, Siboney Learning Group, Inc.

In accordance with the adoption of SFAS 142, the Company has performed a goodwill impairment review as a result of operations as of December 31, 2004.  Three approaches to determining fair value were performed - market value, discounted projected cash flow and market capitalization.  As a result of these analyses, the Company has determined that none of the goodwill recorded was impaired.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R is effective as of the beginning of our first interim or annual reporting period that begins after June 15, 2005, which is our third quarter of 2005. The adoption of this new accounting pronouncement may have a material impact on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“VIE”) (“FIN” 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not have any variable interest entities, and therefore expects no impact of the adoption of FIN 46R.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), which amends and clarifies accounting

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

 for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The Company does not own any derivative instruments or participate in any hedging activities, and therefore experienced no impact of the adoption of SFAS 149.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement, and therefore experienced no impact of the adoption of SFAS 150.

2.	Operations

The Company’s operations consist of only one reportable segment, the publishing and distribution of educational software products through Siboney Learning Group, Inc., a wholly owned subsidiary. Sales are made through a network of independent distributors throughout the country as well as through its own catalogs and sales force.

The Company also holds interests in certain coal, oil and gas natural resources which are not considered to be material.

3.	Accounts Receivable

Accounts receivable consist of:

	2004	2003

Accounts receivable	$1,522,729	$1,597,878
Less: Allowance for doubtful accounts, sales credits and returns	143,723	63,331

	$1,379,006	$1,534,547

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

An estimate of the allowance for returns is provided in accordance with SFAS No. 48 Revenue Recognition When Right of Return Exists. Reserves for estimated returns and allowances are provided at the time revenue is recognized. Such reserves are recorded based upon historical rates of returns and allowances and other factors. Returns in the past have been immaterial.

An estimate of the allowance for sales credits is provided for in accordance with SFAS No. 5 Accounting for Contingencies. A reserve for additional product discounts that may be earned under various reseller incentive programs is provided for at the time revenue is recognized. Such reserves are based on historical rates of achievement and other factors. The incentive program was not offered in prior years.

Accounts receivable are pledged as collateral for notes payable (Note 7).

4.	Inventories

Inventories consist of:

	2004	2003

Raw materials	$259,998	$329,817
Finished goods	94,549	93,465
Reserve for obsolescence	(39,600)	(45,900)

	$314,947	$377,382

Inventories are pledged as collateral for notes payable (Note 7).

5.	Property and Equipment

Property and equipment consist of:

	2004	2003

Leasehold improvements	$86,518	$71,033
Office equipment, furniture and fixtures	1,026,192	833,526
Machinery and equipment	409,004	381,156
	1,521,714	1,285,715
Less: Accumulated depreciation	1,089,214	862,942

	$432,500	$422,773

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Assets held under capital leases totaled $97,978 at December 31, 2004 and 2003. Accumulated depreciation related to these leased assets amounted to $65,319 and $40,824 at December 31, 2004 and 2003, respectively. Amortization expense of capital lease assets is included in depreciation expense.

Depreciation charged to operations amounted to $226,272 in 2004, $191,992 in 2003 and $166,906 in 2002.

Certain equipment is pledged as collateral for notes payable (Note 7).

6.	Goodwill and Other Assets

Goodwill

Goodwill represents the purchase price of the acquired companies’ assets in excess of the fair value of those net assets at the date of acquisition. Additions to goodwill of $108,327 in 2003 represented earn-out payments made in that year relating to acquisitions made prior to 2002.

Other Assets

Other assets, net of accumulated amortization, consist of:

	2004	2003

Software development costs (net of accumu-
lated amortization of $1,825,665 in 2004 and
$1,224,428 in 2003)	$1,616,455	$1,634,090
Deposits	11,193	3,685

	$1,627,648	$1,637,775

During 2004, 2003 and 2002, $583,602, $496,548 and $695,585, respectively, of software development costs were capitalized. Amortization of software development costs charged against earnings amounted to $601,237, $559,159 and $407,416 in 2004, 2003 and 2002, respectively. Software development costs not capitalized are expensed in the year incurred and totaled approximately $629,992, $656,300 and $299,000 in 2004, 2003 and 2002, respectively.

Amortization of capitalized software costs begins when the product is released for sale to customers. In progress software development costs capitalized for which amortization had not begun amounted to $550,256, $438,725 and $554,715 at December 31, 2004, 2003 and 2002, respectively.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The amortization period of intangible assets that are subject to amortization (primarily software development costs) is four years. Projected amortization of intangible assets expected to be charged to earnings over the next five years is as follows:

Year	Amount

2005	$493,860
2006	316,614
2007	193,305
2008	62,420
2009	—

$1,066,199

7.	Long-Term Debt

Long-term debt consisted of the following:

	2004	2003

Notes payable - bank, face amount of $725,000, secured by accounts receivable, inventory and fixed assets, payable in monthly installments of $8,025 and $6,771 plus interest at the bank’s prime rate plus 0.25%, final payments made in May 2004 and January 2005	$6,771	$129,935

Note payable - seller financed, face amount of $546,646, unsecured, payable in quarterly installments of $25,000 including interest at the Company’s implicit borrowing rate at the time of acquisition of 10.25%, final payment made in January 2004	—	24,375

Note payable - finance company, unsecured, payable in monthly installments of $7,041 including interest at 6.25%, final payment made in July 2004	—	34,625

	6,771	188,935
Less: Current maturities	6,771	182,164

	$—	$6,771

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company has a $1,000,000 revolving line-of-credit agreement with a bank. The outstanding debt is due on demand, and if no demand is made, the outstanding debt is due on April 30, 2005. The agreement, secured by accounts receivable, inventory and equipment, requires monthly interest payments on the outstanding balance at the lender’s prime rate. As of December 31, 2004 and 2003, no amounts were outstanding under the line-of-credit agreement. The revolving credit agreement with the bank requires the Company to maintain a minimum net worth of $2,500,000.

The weighted average interest rate on the Company’s borrowings was 5.16%, 5.39% and 6.97% for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense amounted to $5,758, $26,476 and $53,771 for the years ended December 31, 2004, 2003 and 2002, respectively.

Subsequent to December 31, 2004 the Company increased its revolving line of credit agreement to $1,500,000 with substantially the same terms as the line of credit at December 31, 2004.

8.	Capital Lease

The Company has entered into a capital lease agreement for a phone system with a cost of $97,978. The lease provides for payments which are the equivalent of principal and interest at 5.4%, payable in monthly installments of $2,253, with final payment due in May 2006.

The future minimum annual lease payments under the capital lease are:

Year	Amount

2005	$ 27,039
2006	11,266
38,305
Less: Amount representing interest	1,503

Present value of minimum lease payments	36,802
Less: Current maturities	25,686

Long-term capital lease obligations	$ 11,116

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9.	Deferred Compensation Plan

On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax-deferred basis. The plan provides for matching contributions on a graduated scale, up to 3.6% of the employee’s annual qualified wages. The plan also provides for nonelective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company’s total contributions to the 401(k) plan were approximately $76,400 in 2004, $108,700 in 2003 and $111,500 in 2002.

10.	Income Taxes

The income tax expense (benefit) consists of:

	2004	2003	2002
Current
Federal	$79,155	$188,000	$298,000
State	23,645	29,075	45,000
	102,800	217,075	343,000
Utilization of net operating losses
carried forward	—	(206,600)	(343,000)
Total current	102,800	10,475	—

Deferred
Federal	(11,947)	195,000	394,000
State	(1,853)	28,600	59,400
Total deferred	(13,800)	223,600	453,400

	$89,000	$234,075	$453,400

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities, as shown in the accompanying consolidated balance sheet, include the following components:

	2004	2003

Deferred Tax Assets
Inventory obsolescence and uniform
capitalization	$19,900	$25,600
Accrued vacation	33,200	32,000
Accrued litigation	80,400	—
Accounts receivable allowances	22,700	24,000
Goodwill	—	129,600
Noncompete agreements	—	91,000
Purchased software development costs	—	11,000
Federal benefit of deferred state tax	13,600	—
Net operating loss carryovers	—	14,800
Total deferred tax assets	169,800	328,000

Deferred Tax Liabilities
Property and equipment	14,400	12,300
Capitalized software development
costs	399,400	573,500
Total deferred tax liabilities	413,800	585,800

Net deferred tax liabilities	$(244,000)	$(257,800)

Based on the Company’s net income over the three years in the period ended December 31, 2004 and on the Company’s budgeted results of operations for 2005, management has determined that no deferred tax asset valuation allowance is necessary at December 31, 2004.

The deferred tax assets and liabilities include the following components:

	2004	2003

Net current deferred tax assets	$116,000	$96,400
Net long-term deferred tax liabilities	(360,000)	(354,200)

	$(244,000)	$(257,800)

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	2004	2003	2002

Statutory rate	34%	34%	34%

State income taxes, net of federal benefits	5	4	4

State income taxes, net of federal benefits for
prior years	3	—	—

Other	5	(4)	1

	47%	34%	39%

11.	Stock Option Plans

The Company’s 1997 Incentive Stock Option Plan, as amended (the “1997 Plan”), provides for granting to key employees of the Company or its subsidiaries options to purchase a maximum of 2,400,000 shares of the Company’s common stock. The 1997 Plan provides for the granting of options which qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code. All options granted under the 1997 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. The 1997 Plan has a maximum term of ten years.

The Board of Directors of the Company may, in its sole discretion, amend, discontinue or terminate the 1997 Plan at any time, provided, however, that it may not, without stockholder approval, change the maximum number of shares for which options may be granted under the 1997 Plan.

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

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Company granted a one year option dated October 14, 2004 to purchase 100,000 shares of the Company’s common stock at a price of $0.50 per share in a private placement of securities under Section 4(2) of the Securities Act of 1933 to a consultant in exchange for retention of the consultant’s services.

The weighted-average fair value of options at date of grant for options granted during 2004, 2003 and 2002 was $0.11, $0.07 and $0.23 per option, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected option life	3.1 years	3.0 years	2.6 years
Risk free interest rate	3.45%	2.93%	2.92%
Expected volatility	102%	44.12%	93.84%
Expected dividend yield	—	—	—

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for 2004, 2003 and 2002 is as follows:

			Weighted
			Average
	Number Of	Price Per	Exercise
	Shares	Share	Price

Balance - January 1, 2002	2,324,320	$0.1275 - $0.655	$0.35

Granted	724,200	$0.23 - $0.38	$0.32

Exercised	(52,680)	$0.1275 - $0.515	$0.18

Forfeited/Expired	(152,400)	$0.16 - $0.56	$0.40

Balance - December 31, 2002	2,843,440	$0.1275 - $0.655	$0.35

Granted	1,132,300	$0.20 - $0.255	$0.21

Exercised	(812,500)	$0.1275 - $0.515	$0.13

Forfeited/Expired	(394,520)	$0.20	$0.28

Balance - December 31, 2003	2,768,720	$0.180 - $0.655	$0.37

Granted	404,200	$0.40 - $0.50	$0.44

Exercised	(26,840)	$0.18 - $0.20	$0.18

Forfeited/Expired	(183,300)	$0.18 - $0.42	$0.34

Balance - December 31, 2004	2,962,780	$0.20 - $0.655	$0.38

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding Options			Exercisable Options
Range Of		Weighted Average	Weighted		Weighted
Exercise	Number Of	Remaining Years	Average	Number Of	Average
Prices	Options	Of Contractual Life	Exercise Price	Options	Exercise Price

$0.200 - $0.2550	1,276,160	3.8	$0.21	750,464	$0.21
$0.380 - $0.5665	1,436,620	2.3	$0.48	1,128,256	$0.49
$0.620 - $0.6550	250,000	1.8	$0.65	250,000	$0.65

$0.200 - $0.6550	2,962,780	2.9	$0.38	2,128,720	$0.42

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding of 17,524,049 in 2004, 17,343,407 in 2003 and 16,785,146 in 2002.

Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding of 17,963,775 in 2004, 17,374,890 in 2003 and 17,175,789 in 2002.

The determination of the numerator and denominator for the computation of basic and diluted earnings per common share is as follows:

	2004	2003	2002

Numerator for basic and diluted earnings
per share - income available to
common shareholders	$101,172	$451,035	$706,081

Denominator:
Weighted average number of common
shares used in basic EPS	17,524,049	17,343,407	16,785,146

Effect on dilutive securities:
Common stock options	439,726	31,483	390,643

Weighted average number of common
shares and dilutive potential common
stock used in diluted EPS	17,963,775	17,374,890	17,175,789

Options to purchase 1,686,620 shares of the common stock at rates ranging from $0.38 to $0.655 were outstanding at December 31, 2004 but were not included in the components of diluted EPS because the options’ exercise price was greater than the average 2004 market price of the common shares.

For additional disclosures regarding stock options, see Notes 1 and 11.

13.	Commitments

Lease Commitments

The Company leases office and warehouse space under renewable operating leases which expire at various dates through May 2007. Total rent expense under all operating leases was $293,696, $235,787 and $227,579 in 2004, 2003 and 2002, respectively.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The future minimum annual rentals under the remaining leases are as follows:

Year	Amount

2005	$ 313,953
2006	289,057
2007	257,523
2008	5,766
2009	2,402

$ 868,701

Guaranteed Royalty Agreement

The Company has agreements with multiple publishing companies for software licensing. The terms of two of these agreements require certain minimum royalty payments on sales of selected products.

The future minimum annual guaranteed royalties payable under the agreement are as follows:

Year	Amount

2005	$ 190,000
2006	100,000

Legal Proceedings

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and Ernest R. Marx (collectively “Siboney”), alleging copyright infringement and breach of contract and seeking damages of $3,450,000, injunctive relief, attorney’s fees, and costs. The lawsuit arose from a long-term relationship between the parties established in 1996 with a licensing agreement which grants Siboney the right to “create, market, sell, lease and distribute in the schools market” software products which incorporate certain Merit software. The complaint alleged that Siboney had sold software bundles incorporating certain Merit software under the name “Orchard Home” outside of the “schools market,” allegedly breaching the licensing agreement and infringing Merit’s alleged copyright in its software. The complaint also alleged other miscellaneous breaches of the licensing agreement, including failing to obtain Merit’s consent for certain changes to Merit’s software, and disputing the amount of royalties due. Siboney filed a counterclaim against Merit, seeking damages for breach of the licensing agreement by Merit and a declaratory judgment of non-infringement of Merit’s alleged copyright. On December 16, 2004, Siboney settled the lawsuit with Merit. Under the settlement agreement, none of the parties admitted liability for any of the claims and agreed to terminate their software licensing agreement as of December 31, 2005. Siboney agreed to continue to

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

pay royalties due under the licensing agreement through its termination plus additional payments of $100,000 for each of the next two years and paid Merit $465,000 upon execution of the settlement agreement; and Merit returned a portion of the royalty payments previously made by Siboney of approximately $50,000. In accordance with the settlement agreement, all claims were dismissed with prejudice on January 18, 2005.

14.	Significant Customers and Suppliers

There were no customers that represented more than 10% of the Company’s revenues in 2004 or 2003. In 2002, two customers each accounted for approximately 12% of the Company’s revenues. Accounts receivable from three customers totaled approximately $625,420 at December 31, 2004. There was not a significant concentration of accounts receivable from customers at December 31, 2003.

There were no significant suppliers for 2004, 2003 or 2002.

15.	Stock Repurchases

On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions.

As of December 31, 2004 the Company had purchased 210,000 shares of common stock, which were retired, at a total cost of $91,535.

SIBONEY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

16.	Summary of Quarterly Financial Information (Unaudited)

The following are unaudited comparative quarterly summaries of the consolidated results of operations of the Company for the years ended December 31, 2004 and 2003. The summaries were prepared using accounting principles generally accepted in the United States of America and, in the opinion of the Company’s management, include all adjustments, consisting of normally recurring accruals, necessary for a fair presentation of the results of operations for the respective quarterly periods.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
		Per		Per		Per		Per		Per
	Amount	Share	Amount	Share	Amount	Share	Amount	Share	Amount	Share (1)
2004	(In Thousands Of Dollars, Except Per Share Amounts)

Net Sales	$2,657		$3,649		$1,930		$1,946		$10,183

Gross Profit	2,121		2,960		1,501		1,345		7,928

Income (Loss) Before
Extraordinary Items
and Cumulative
Effect of a Change
in Accounting	222	0.01	904	0.05	(665)	(0.04)	(360)	(0.02)	101	0.01

Net Income (Loss)	222	0.01	904	0.05	(665)	(0.04)	(360)	(0.02)	101	0.01

2003

Net Sales	$1,529		$3,336		$1,549		$2,339		$8,753

Gross Profit	1,151		2,706		1,087		1,770		6,714

Income (Loss) Before
Extraordinary Items
and Cumulative
Effect of a Change
in Accounting	(242)	(0.01)	793	0.05	(275)	(0.02)	175	0.01	451	0.03

Net Income (Loss)	(242)	(0.01)	793	0.05	(275)	(0.02)	175	0.01	451	0.03

(1)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year. The per share amounts presented represent earnings per share on both a basic and diluted basis.

17.	Subsequent Events

On March 17, 2005, Registrant’s employment of Ernest R. Marx was terminated. Mr. Marx formerly served as President of the Registrant and its Siboney Learning Group, Inc. subsidiary. On that date, Mr. Marx also resigned as a member of the Registrant’s Board of Directors. Employees who previously reported to Mr. Marx will now report to William D. Edwards, Jr., Executive Vice President and Chief Operating Officer of the Registrant and Siboney Learning Group, Inc.

SIBONEY CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31, 2004, 2003 And 2002

		Additions	Deductions
	Balance At	Charged To	Charges For	Balance At
	Beginning	Costs And	Which Reserve	End
Description	of Period	Expenses	Was Created	Of Period

Reserves deducted in the balance sheet from
the assets to which they apply:
Accounts receivable allowance
for doubtful accounts, sales credits and returns
2002	$51,850	$36,072	$(24,769)	$63,153
2003	63,153	52,248	(52,070)	63,331
2004	63,331	122,121	(41,729)	143,723
Inventory valuation account
2002	15,272	97,378	(83,350)	29,300
2003	29,300	80,483	(63,883)	45,900
2004	45,900	49,600	(55,900)	39,600
Investments in natural resources allowance
for depreciation and cost depletion of
natural resources
2002	145,821	—	—	145,821
2003	145,821	—	—	145,821
2004	145,821	—	—	145,821

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Siboney Corporation
(Registrant)

Date: March 23, 2005	BY: /s/ Timothy J. Tegeler
Timothy J. Tegeler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2005	BY: /s/ Timothy J. Tegeler
Timothy J. Tegeler, Director

Date: March 23, 2005	BY: /s/ William D. Edwards, Jr.
William D. Edwards, Jr., Director and Chief
Financial Officer

Date: March 23, 2005	BY: /s/ Rebecca M. Braddock
Rebecca M. Braddock, Director

Date: March 23, 2005	BY: /s/ Alan G. Johnson
Alan G. Johnson, Director

Date: March 23, 2005	BY: /s/ Lewis B. Shepley
Lewis B. Shepley, Director

EXHIBIT INDEX

Exhibit No.	Description

3(a)
Amended and Restated Articles of Incorporation of the Company filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-03952) and incorporated herein by this reference.

3(b)	Amended and Restated Bylaws of the Company filed herewith.

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

10(f)
Employment Agreement with Ernest R. (Bodie) Marx dated July 1, 2003, as amended by an amendment dated September 30, 2004, filed as Exhibits 99.1 and 99.2 to the Company’s Current Report on Form 8-K filed October 12, 2004 and incorporated herein by reference.*

10(g)	Employment Agreement with William D. Edwards, Jr. dated December 7, 2004 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 7, 2004 and incorporated herein by reference.*

10(h)	Settlement Agreement with Merit Software dated December 14, 2004, filed herewith.

21	Subsidiaries of the Company, filed herewith.

23	Consent of Rubin, Brown, Gornstein & Co. LLP, Independent Auditors, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

__________________________________
* Management contract or compensatory plan