Form 10-K/A
period 2004-12-31
SIBONEY CORP
filed 2005-03-29
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (i) to replace the Consent of Rubin, Brown, Gornstein & Co. LLP Independent Auditors with the revised consent filed herewith as Exhibit 23 in order to correct the date on the consent originally filed, (ii) to add a conformed signature to the report of the independent accountants and (iii) to change the designation on the financial statement schedule originally filed from “Schedule V - Valuation and Qualifying Accounts” to “Schedule II - Valuation and Qualifying Accounts.” No change has been made to any part of the Form 10-K other than those listed in this explanatory note.

INDEX
		PAGE
PART II

Item 8.	Financial Statements and Supplementary Information	4
PART IV

Item 15.	Exhibits and Financial Statement Schedule	5 - 29

Signatures		30

Exhibit Index		31- 32

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary information required by this Item 8 are set forth at the pages indicated in Part IV, Item 15 of this Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following financial statements, financial statement schedule and exhibits are filed herewith

(1)	Financial Statements:

PAGE
Report of Independent Registered Public
Accounting Firm	6
Consolidated Balance Sheet at
December 31, 2004 and 2003	7
Consolidated Statement of Operations
for the Years Ended December 31,
2004, 2003 and 2002	8
Consolidated Statement of Stockholders’
Equity for the Years Ended December 31,
2004, 2003 and 2002	9
Consolidated Statement of Cash Flows
for the Years Ended December 31,
2004, 2003 and 2002	10
Notes to Consolidated Financial
Statements	11 - 28

(2)	Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts
2004, 2003 and 2002	29

(3)	Exhibits - See Exhibit Index on pages 31 - 32.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
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

Siboney Corporation
(Registrant)

Date: March 29, 2005	BY: /s/ Timothy J. Tegeler
Timothy J. Tegeler
Chief Executive Officer

EXHIBIT INDEX
(REVISED)

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

10(g)	Employment Agreement with William D. Edwards, Jr. dated December 7, 2004 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 7, 2004 and incorporated herein by reference.*

10(h)	Settlement Agreement with Merit Software dated December 14, 2004, previously filed with this Form 10-K.

21	Subsidiaries of the Company, previously filed with this Form 10-K.

23	Revised Consent of Rubin, Brown, Gornstein & Co. LLP, Independent Auditors, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, previously filed with this Form 10-K.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, previously filed with this Form 10-K.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 for this Amendment No. 1 to Form 10-K, filed herewith.

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 for this Amendment No. 1 to Form 10-K, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed with this Form 10-K.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed with this Form 10-K.

32.3
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for this Amendment No. 1 to Form 10-K, filed herewith.

32.4
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for this Amendment No. 1 to Form 10-K, filed herewith.

__________________________________
* Management contract or compensatory plan