Form 10-Q
period 2005-03-31
SIBONEY CORP
filed 2005-05-16
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Title of class of	Number of shares outstanding
common stock	as of the date of this report

Common stock, par value	17,345,419
$.10 per share

ITEM 1. UNAUDITED FINANCIAL STATEMENTS
PART I - FINANCIAL INFORMATION
SIBONEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
Assets
	March 31,	December 31,
	2005 (Unaudited)	2004
Current Assets
Cash	$236,154	$686,642
Accounts receivable	1,357,615	1,379,006
Inventories	347,543	314,947
Refundable income taxes	700,769	620,769
Prepaid expenses	174,033	164,305
Deferred tax asset	185,600	116,000

Total Current Assets	3,001,714	3,281,669

Property and Equipment, Net	395,751	432,500

Goodwill, Net	1,045,015	1,045,015

Other Assets	1,774,292	1,627,648

Total Assets	$6,216,772	$6,386,832

Liabilities And Stockholders’ Equity

Current Liabilities
Notes payable	$450,000	$6,771
Current portion of capitalized lease obligation	25,917	25,686
Accounts payable	199,003	173,660
Accrued bonuses	52,566	88,677
Accrued commissions	68,483	36,817
Accrued vacation	87,223	87,223
Accrued royalties	102,150	311,886
Accrued severance	273,885	―
Other accrued expenses	95,808	48,093
Accrued litigation liability	100,000	100,000
Total Current Liabilities	1,455,035	878,813

Long-Term Liabilities
Long-term litigation liability	100,000	100,000
Capitalized lease obligation	4,593	11,116
Deferred tax liability	7,600	360,000
Total Long-Term Liabilities	112,193	471,116

Commitments and Contingencies (Note 5)

Stockholders’ Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and outstanding 17,345,419 at March 31, 2005 and 17,407,919 at
December 31, 2004	1,734,542	1,740,792
Retained earnings	2,915,002	3,296,111
Total Stockholders’ Equity	4,649,544	5,036,903

Total Liabilities and Stockholders’ Equity	$6,216,772	$6,386,832

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For The Three Months Ended March 31,
	2005	2004

Revenues	$1,773,875	$2,656,853

Cost of Product Sales	443,153	536,239

Selling, General and Administrative Expenses	2,192,322	1,754,306

Income (Loss) From Operations	(861,600)	366,308

Other Income (Expense)
Interest expense, net	(2,691)	(497)
Miscellaneous	988	679
Total Other Income (Expense)	(1,703)	182

Income (Loss) Before Income Taxes	(863,303)	366,490

Income Tax Benefit (Expense)	502,000	(144,290)

Net Income (Loss)	$(361,303)	$222,200

Earnings (Loss) Per Common Share - Basic	$(0.02)	$0.01

Earnings (Loss) Per Common Share - Diluted	$(0.02)	$0.01

Weighted Average Number of Common
Shares Outstanding - Basic	17,357,266	17,591,461

Weighted Average Number of Common
Shares Outstanding - Diluted	17,820,076	17,706,704

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity

Balance - December 31, 2004	17,407,919	$1,740,792	$3,296,111	$5,036,903

Stock Repurchase	(62,500)	(6,250)	(19,806)	(26,056)

Net Income (Loss)	—	—	(361,303)	(361,303)

Balance - March 31, 2005	17,345,419	$1,734,542	$2,915,002	$4,649,544

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)

	For The Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$(361,303)	$222,200
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	57,451	53,066
Amortization	135,002	155,930
Deferred income taxes	(422,000)	87,200
Change in assets and liabilities:
(Increase) decrease in accounts receivable	21,392	(289,489)
(Increase) decrease in inventories	(32,596)	26,448
Increase in refundable income taxes	(80,000)	―
Increase in prepaid expenses	(9,728)	(22,652)
Increase in income tax payable	―	32,800
Increase (decrease) in accounts payable and
accrued expenses	132,762	(56,970)

Net Cash Provided By (Used In) Operating Activities	(559,020)	208,533

Cash Flows From Investing Activities
Payments for equipment	(20,703)	(68,520)
Payments for software development costs	(281,645)	(108,312)
Net Cash Used In Investing Activities	(302,348)	(176,832)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	868
Payments under stock buy back program	(26,056)	—
Borrowings on line-of-credit	450,000	—
Principal payments on capital lease obligation	(6,293)	(6,257)
Principal payments on long-term debt	(6,771)	(89,015)
Net Cash Provided By (Used In) Financing Activities	410,880	(94,404)

Net Decrease In Cash	(450,488)	(62,703)

Cash - Beginning of Period	686,642	1,102,608

Cash - End of Period	$236,154	$1,039,905

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,853	$2,419
Income taxes paid	$—	$24,692

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2005

1.   CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2005, the consolidated statement of operations for the three-month periods ended March 31, 2005 and 2004, the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2005 and the consolidated statement of cash flows for the three-month periods ended March 31, 2005 and 2004, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2005 and the results of operations for all of the periods reported have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

Inventories consist of:
	March 31, 2005	December 31, 2004
Raw materials	$264,072	$259,998
Finished goods	130,570	94,549
Reserve for obsolescence	(47,100)	(39,600)
	$347,543	$314,947

3.   OTHER ASSETS

Other assets consist of:

	March 31, 2005	December 31, 2004
Software development costs, net of accumulated amortization of $1,960,667 in 2005 and $1,825,665 in 2004	$1,763,099	$1 ,616,455
Deposits	11,193	11,193
	$1,774,292	$1,627,648

The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a straight-line basis over four years.

Amortization expense charged against earnings amounted to $135,002 and $155,930 in 2005 and 2004, respectively.

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

	Three Months Ended March 31,
		2005			2004
Reported net income (loss)		$(361,303)			$222,200
Stock-based employee compensation expense determined under the fair value based method, net of related tax effects		(23,163)			(20,159)
Pro forma net income (loss)		$(384,466)			$202,041

Earnings (loss) per share (basic and diluted): As reported Pro forma	$ $	(0.02 (0.02	) )	$ $	0.01 0.01

5.   COMMITMENTS AND CONTINGENCIES

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and Ernest R. Marx (collectively “Siboney”), alleging copyright infringement and breach of contract and seeking damages of $3,450,000, injunctive relief, attorney’s fees, and costs. The lawsuit arose from a long-term relationship between the parties established in 1996 with a licensing agreement which grants Siboney the right to “create, market, sell, lease and distribute in the schools market” software products which incorporate certain Merit software. The complaint alleged that Siboney had sold software bundles incorporating certain Merit software under the name “Orchard Home” outside of the

“schools market,” allegedly breaching the licensing agreement and infringing Merit’s alleged copyright in its software. The complaint also alleged other miscellaneous breaches of the licensing agreement, including failing to obtain Merit’s consent for certain changes to Merit’s software, and disputing the amount of royalties due. Siboney filed a counterclaim against Merit, seeking damages for breach of the licensing agreement by Merit and a declaratory judgment of noninfringement of Merit’s alleged copyright. In December 2004, Siboney entered into a definitive agreement with Merit to settle all claims in the lawsuit. The principal terms of this agreement are as follows: none of the parties admit liability for any of the claims in the lawsuit; the software licensing agreement will be terminated as of a future date; Siboney will pay royalties due under the licensing agreement through its termination; Siboney paid to Merit $465,000 upon execution of the settlement agreement and will pay additional payments of $100,000 in each 2005 and 2006; and Merit returned approximately $50,000 of the royalty payments previously made by Siboney.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science and English as a Second Language, primarily for K-12 schools and school districts. The Company publishes five product lines, including two comprehensive software product lines—Orchard Software for Your State and Journey—and three titles-based product lines—GAMCO Educational Software, Teacher Support Software, and Educational Activities Software. This strategy allows the Company to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

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

The Company employs approximately 20 people in its product development team who develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating systems and test for quality assurance. The Company has recently released a new version of Orchard – Orchard Gold Star – with significantly improved options for interim formative assessment and curriculum mapping, upgraded management and progress reports, upgraded content and content sequencing, a new application that will allow Orchard to aggregate student data at the school district level, and more advanced technology, including a Structured Query Language (“SQL”) database foundation that improves performance and scalability within schools and school districts.

Orchard is sold through a network of resellers and direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of the Company’s Orchard business is repeat business from schools or school districts that build up their Orchard implementation through repeat purchases. The Company believes that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 70.4% and 72.3% of the Company’s revenue for the three months ended March 31, 2005 and 2004, respectively.

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

Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods covered by the accompanying consolidated financial statements.

Three Months Ended March 31, 2005 Compared To March 31, 2004

Total revenues decreased 33.2% or $882,978 to $1,773,875 from $2,656,853 during the three-month period ended March 31, 2005 compared to the first quarter of 2004. This decrease was due primarily to two large district-wide orders which were sold in the first quarter of 2004 and accounted for $755,318 in revenue during that quarter.

Cost of product sales decreased 17.4% or $93,086 to $443,153 from $536,239 during the first quarter of 2005 compared to the first quarter of the previous year. This decrease was a result of lower product sales and higher material costs due to increased sales of lower margin products. Gross profit margin decreased from 80% in the first quarter of 2004 to 75% in the first quarter of 2005 due to the impact of higher material costs and the impact of spreading fixed software amortization and overhead costs over lower revenues.

Selling, general and administrative expenses increased 25% or $438,016 to $2,192,322 from $1,754,306 during the quarter ended March 31, 2005 compared to the first quarter of 2004 primarily due to higher professional fees related to recruiting sales representatives, increased salary expenses as a result of hiring additional content development expertise in our Chicago office and $274,000 of accrued severance expenses recorded in the first quarter of 2005.

The Company’s net loss for the first quarter of 2005, primarily for the reasons described above, was $361,303 after income tax benefit of $502,000 compared to net income of $222,200 after income tax expense of $144,290 for the first quarter of 2004. The Company's effective tax rate for the first quarter of 2005 is higher than what would be expected if the statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes. Loss per common share, basic and diluted, was $0.02 for the first quarter of 2005 compared to income of $0.01 per share, basic and diluted for the first quarter of 2004.

Liquidity and Capital Resources

Cash decreased 65.5% or $450,488 to $236,154 at March 31, 2005 compared to $686,642 at December 31, 2004 reflecting decreased sales of Siboney Learning Group.

Prepaid expenses increased 5.9% to $174,033 compared to $164,305 at December 31, 2004.

Short-term debt increased $443,229 to $450,000 at March 31, 2005 from $6,771 at December 31, 2004 primarily due to seasonal borrowing on the line of credit.

Accounts payable increased 14.6% or $25,343 to $199,003 from $173,660 primarily due to higher corporate payables for legal expenses and annual report printing expenses.

Accrued expenses increased 18.8% or $107,419 to $680,115 at March 31, 2005 from $572,696 primarily due to accrued severance expenses.

During the first quarter of 2005, the Company purchased 62,500 shares of common stock of the Company for a total of $26,057.00. The Company used cash on hand to purchase these shares.

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which was renewed April 2005, provides for maximum borrowings of $1.5 million and is secured by the Company’s accounts receivable, equipment and inventory. The loan agreement requires the Company to maintain a net worth of at least $2.5 million. As of March 31, 2005, the Company reported a net worth of $4.6 million and had a balance of $450,000 outstanding under the Company’s line of credit. The Company renewed its line of credit and believes that its available capital resources are adequate to support its current business levels.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. Borrowings with the bank bear interest at prime rate and 0.25% per annum above prime rate.

Due to the nature of the Company’s borrowings, it has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.   CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2005, Timothy J. Tegeler, the Company’s Chief Executive Officer and William D. Edwards, Jr., the Company’s Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock made during the three months ended March 31, 2005 by the Company.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1, 2005 - January 31, 2005)	40,000	$0.42	40,000	750,000
Month #2 (February 1, 2005 - February 28, 2004)	22,500	$0.41	22,500	727,500
Month #3 (March 1, 2005 - March 31, 2005)	―	―	―	―
Total	62,500	$0.415	62,500	727,500(2)

(1)
On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions.

(2)
On May 11, 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions.

ITEM 6. EXHIBITS

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

May 16, 2005

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