Form 10-Q
period 2005-06-30
SIBONEY CORP
filed 2005-08-15
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Title of class of common stock	Number of shares outstanding as of the date of this report

Common stock, par value $.10 per share	17,030,419

Index

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET

Assets
	June 30,	December 31,
	2005 (Unaudited)	2004
Current Assets
Cash	$176,574	$686,642
Accounts receivable	1,945,022	1,379,006
Inventories	387,931	314,947
Refundable income taxes	281,185	620,769
Prepaid expenses	107,253	164,305
Deferred tax asset	228,000	116,000
Total Current Assets	3,125,965	3,281,669

Property and Equipment, Net	381,638	432,500

Goodwill, Net	1,045,015	1,045,015

Other Assets	1,995,041	1,627,648

Total Assets	$6,547,659	$6,386,832

Liabilities And Stockholders’ Equity

Current Liabilities
Notes payable	$450,000	$6,771
Current portion of capitalized lease obligation	24,132	25,686
Accounts payable	127,718	173,660
Accrued bonuses	—	88,677
Accrued commissions	113,197	36,817
Accrued vacation	124,171	87,223
Accrued royalties	189,921	311,886
Accrued severance	191,113	—
Other accrued expenses	84,359	48,093
Accrued litigation liability	100,000	100,000
Total Current Liabilities	1,404,611	878,813

Long-Term Liabilities
Long-term litigation liability	100,000	100,000
Capitalized lease obligation	—	11,116
Deferred tax liability	292,000	360,000
Total Long-Term Liabilities	392,000	471,116

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and outstanding 17,030,419 at June 30, 2005 and 17,407,919 at
December 31, 2004	1,703,042	1,740,792
Retained earnings	3,048,006	3,296,111
Total Stockholders’ Equity	4,751,048	5,036,903

Total Liabilities and Stockholders’ Equity	$6,547,659	$6,386,832

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$2,799,627	$3,648,784	$4,573,502	$6,305,637

Cost of Product Sales	529,743	689,477	972,896	1,225,716

Selling, General and Administrative
Expenses	1,810,578	1,702,207	4,002,900	3,456,513

Income (Loss) From Operations	459,306	1,257,100	(402,294)	1,623,408

Other Income (Expense)
Interest expense, net	(8,283)	359	(10,974)	(138)
Gain on sale of asset	-	219,780	—	219,780
Miscellaneous	411	156	1,399	835
Total Other Income (Expense)	(7,872)	220,295	(9,575)	220,477

Income (Loss) Before Income Taxes	451,434	1,477,395	(411,869)	1,843,885

Income Tax Benefit (Expense)	(255,000)	(573,229)	247,000	(715,427)

Net Income (Loss)	$196,434	$904,166	$(164,869)	$1,128,458

Earnings (Loss) Per Common Share - Basic	$0.01	$0.05	$(0.01)	$0.06

Earnings (Loss) Per Common Share - Diluted	$0.01	$0.05	$(0.01)	$0.06

Weighted Average Number of Common
Shares Outstanding - Basic	17,124,821	17,595,007	17,209,053	17,593,234

Weighted Average Number of Common
Shares Outstanding - Diluted	17,323,781	18,086,423	18,161,161	17,927,144

See accompanying notes to unaudited consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Shares Amount		Retained Earnings	Total Stockholders’ Equity

Balance - December 31, 2004	17,407,919	$1,740,792	$3,296,111	$5,036,903

Stock Repurchase	(62,500)	(6,250)	(19,806)	(26,056)

Net Income (Loss)	—	—	(361,303)	(361,303)

Balance - March 31, 2005	17,345,419	$1,734,542	$2,915,002	$4,649,544

Stock Repurchase	(315,000)	(31,500)	(63,430)	(94,930)

Net Income (Loss)	—	—	196,434	196,434

Balance - June 30, 2005	17,030,419	$1,703,042	$3,048,006	$4,751,048

See accompanying notes to unaudited consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$(164,869)	$1,128,458
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	119,178	107,665
Amortization	287,663	314,496
Deferred income taxes	(180,000)	87,200
Change in assets and liabilities:
Accounts receivable	(566,016)	(258,289)
Inventories	(72,984)	62,413
Refundable income taxes	339,584	(94,187)
Prepaid expenses	57,576	(32,590)
Accounts payable and accrued expenses	84,123	62,942
Net Cash Provided By (Used In) Operating Activities	(95,745)	1,378,108

Cash Flows From Investing Activities
Payments for equipment	(68,316)	(124,600)
Payments for software development costs	(655,580)	(237,774)
Net Cash Used In Investing Activities	(723,896)	(362,374)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	4,918
Payments under stock buy back program	(120,986)	(11,407)
Borrowings on line of credit	450,000	—
Principal payments on capital lease obligation	(12,670)	(12,009)
Principal payments on long-term debt	(6,771)	(141,539)
Net Cash Provided By (Used In) Financing Activities	309,573	(160,037)

Net (Decrease) Increase In Cash	(510,068)	855,697

Cash - Beginning of Period	686,642	1,102,608

Cash - End of Period	$176,574	$1,958,305

Supplemental Disclosure of Cash Flow Information
Interest paid	$5,853	$2,419
Income taxes paid	$—	$696,403

See accompanying notes to unaudited consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

1.	BASIS OF PRESENTATION

Our consolidated balance sheet as of December 31, 2004 was obtained from the Company’s audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments considered necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

3.	INVENTORIES

Inventories consist of:
	June 30, 2005	December 31, 2004
Raw materials	$313,641	$259,998
Finished goods	122,690	94,549
Reserve for obsolescence	(48,400)	(39,600)
	$387,931	$314,947

Index

4.       OTHER ASSETS

Other assets consist of:
	June 30, 2005	December 31, 2004
Software development costs, net of accumulated amortization of $2,113,328 in 2005 and $1,825,665 in 2004	$1,984,372	$1 ,616,455
Deposits and other	10,669	11,193
	$1,995,041	$1,627,648

The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a straight-line basis over four years.

Amortization expense related to capitalized software charged against earnings amounted to $287,663 and $314,496 for the six months ended June 30, 2005 and 2004, respectively.

5.       STOCK BASED COMPENSATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net income (loss)	$196,434	$904,166	$(164,869)	$1,128,458

Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(36,473)	(22,044)	(59,710)	(44,088)

Pro forma net income (loss)	$159,961	$882,122	$(224,579)	$1,084,370

Earnings (loss) per share (basic and diluted):
As reported	$0.01	$0.05	$(0.01)	$0.06
Pro forma	$0.01	$0.05	$(0.01)	$0.06

Index

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Accounting for Stock Based Compensation (“SFAS 123R”). SFAS 123R requires companies to recognize compensation expense for employee services received in exchange for share-based payments as services are performed. Compensation expense would be recognized based on the fair value of such equity instruments on the date of grant. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R was to be effective as of September 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R. As a result, SFAS 123R will be effective beginning the first quarter of 2006. The adoption of this new accounting pronouncement may have a material impact on our financial statements.

6.       COMMITMENTS AND CONTINGENCIES

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and Ernest R. Marx (collectively “Siboney”). In the lawsuit, Merit alleged, among other things, copyright infringement and breach of contract. In December 2004, Siboney entered into a definitive agreement with Merit to settle all claims in the lawsuit. The principal terms of the settlement agreement included: none of the parties admitted liability for any of the claims; Siboney’s software licensing agreement with Merit will terminate as of December 31, 2005; Siboney will pay royalties due under the licensing agreement through its termination; Siboney paid to Merit $465,000 upon execution of the settlement agreement; and Merit returned approximately $50,000 of the royalty payments previously made by Siboney. The Company will pay additional payments of $100,000 in September 2005 and 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science and English as a Second Language, primarily for K-12 schools and school districts. The Company publishes five product lines, including two comprehensive software product lines - Orchard Software for Your State and Journey - and three titles-based product lines - GAMCO Educational Software, Teacher Support Software, and Educational Activities Software. This strategy allows the Company to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

Index

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

Starting in school year 2005-2006, NCLB requires that every public school conduct annual assessments in reading and math based upon each state’s academic standards for every student in grades three through eight. Each school must meet state-specific annual mandates for Adequate Yearly Progress or be classified as a failing school. Failing schools face serious consequences up to loss of accreditation and possible takeover. NCLB requires 100% minimal proficiency in reading and math for all public school students in grades three through eight by school year 2013-2014 which places increasingly difficult demands upon schools for instructional improvement and satisfactory progress towards 100% minimal proficiency.

Orchard integrates assessment based upon standards in all 49 states that have established standards and the District of Columbia, with individualized instruction from over 150 Skill Trees (i.e., software programs) in K-12 reading, language, mathematics and science. Orchard’s assessment identifies specific areas of academic weakness for each student within his/her state’s grade-specific standards of learning. Orchard then prescribes an individualized learning path for each student as students interact with a wide variety of motivating instructional approaches that appeal to different learning styles. Orchard’s management system tracks standards-based student progress for teachers and administrators who are facing increasing pressure for data-driven decision making as mandated by NCLB. Interim assessment tools can be used to measure educational gains and to prepare students for their high-stakes state test.

Approximately 7,000 schools and school districts use Orchard in computer labs, learning centers and classrooms to supplement core instruction. Unlike many competitive comprehensive solutions, Orchard’s solution is delivered as an unlimited network/site license with no required recurring fees. Orchard’s scalable product configurations allow schools with limited budgets to make a modest initial investment by purchasing individual Skill Trees and then to grow their Orchard solution with future purchases of larger curriculum bundles with multiple titles and state-specific assessment.

The Company employs approximately 20 people in its product development team who

Index

develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating systems and test for quality assurance. The Company has recently released a new version of Orchard - Orchard Gold Star - with significantly improved options for interim formative assessment and curriculum mapping, upgraded management and progress reports, upgraded content and content sequencing, a new application that will allow Orchard to aggregate student data at the school district level, and more advanced technology, including a Structured Query Language (“SQL”) database foundation that improves performance and scalability within schools and school districts.

Orchard is sold through a network of resellers and direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of the Company’s Orchard business is repeat business from schools or school districts that build up their Orchard implementation through repeat purchases. The Company believes that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 74.9% and 75.7% of the Company’s revenue for the six months ended June 30, 2005 and 2004, respectively.

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

Index

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

Three Months Ended June 30, 2005 Compared To June 30, 2004

Total revenues decreased 23.3% or $849,157 to $2,799,627 from $3,648,784 during the three-month period ended June 30, 2005 compared to the second quarter of 2004. This decrease was due to lower sales at Siboney Learning Group in the second quarter of 2005 primarily attributable to two large sales in the previous year and lower single title sales.

Cost of product sales decreased 23.2% or $159,734 to $529,743 from $689,477 during the second quarter of 2005 compared to the second quarter of the previous year. This decrease was a result of lower product sales.

Selling, general and administrative expenses increased 6.4% or $108,371 to $1,810,578 from $1,702,207 during the quarter ended June 30, 2005 compared to the second quarter of 2004 primarily due to increased salary expenses incurred to hire additional employees in order to pursue our strategic direction to update our products, replace content, correlate to recently changed state standards and enhance our products’ assessment capabilities.

The Company’s net income for the second quarter of 2005, primarily for the reasons described above, was $196,434 after income tax expense of $255,000 compared to net income of $904,166 after income tax expense of $573,229 for the second quarter of 2004. The Company’s effective tax rate for the second quarter of 2005 was higher than what would be expected if the statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes. Earnings per common share, basic and diluted, were $0.01 for the second quarter of 2005 compared to $0.05 per share, basic and diluted for the second quarter of 2004.

Index

Six Months Ended June 30, 2005 Compared to June 30, 2004

Total revenues decreased 27.5% or $1,732,135 to $4,573,502 from $6,305,637 during the six-month period ended June 30, 2005 compared to the first half of 2004. This decrease was due to lower sales at Siboney Learning Group in the first half of 2005 primarily attributable to two large sales in the previous year.

Cost of product sales decreased 20.6% or $252,820 to $972,896 from $1,225,716 during the first half of 2005 compared to the corresponding period of the previous year. This decrease was a result of lower product sales.

Selling, general and administrative expenses increased 15.8% or $546,387 to $4,002,900 from $3,456,513 during the period ended June 30, 2005 compared to the same period of 2004 primarily due to expense incurred to hire additional employees in order to pursue our strategic direction to update our products, replace content, correlate to recently changed state standards and enhance our products’ assessment capabilities.

The Company’s net loss for the first half of 2005, primarily for the reasons described above, was $164,869 after income tax benefit of $247,000 compared to net income of $1,128,458 after income tax expense of $715,427 for the corresponding period of 2004. The Company’s effective tax rate for the first half of 2005 was higher than what would be expected if the statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes. Loss per common share, basic and diluted, was $0.01 for the first half of 2005 compared to income of $0.06 per share, basic and diluted for the first half of 2004.

Liquidity and Capital Resources

Cash decreased 74.3% or $510,068 to $176,574 at June 30, 2005 compared to $686,642 at December 31, 2004 primarily reflecting decreased sales of Siboney Learning Group and increased administrative expense incurred for product development.

Accounts receivable increased 41.0% to $1,945,022 compared to $1,379,006 at December 31, 2004 primarily due to a certain significant receivable.

Short-term debt increased $443,229 to $450,000 at June 30, 2005 from $6,771 at December 31, 2004 primarily due to seasonal borrowing on the line of credit.

During the first half of 2005, the Company purchased 377,500 shares of common stock of the Company for a total of approximately $121,000. The Company used cash on hand to purchase these shares.

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement, which was renewed April 2005, provides for maximum borrowings of $1.5 million and is secured by the Company’s accounts receivable, equipment and inventory. As of June 30, 2005, the Company

Index

had a balance of $450,000 outstanding under the line of credit. The Company believes that its available capital resources are adequate to support its current business levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. Borrowings with the bank bear interest at prime rate.

Due to the nature of the Company’s borrowings, it has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2005, Timothy J. Tegeler, the Company’s Chief Executive Officer and William D. Edwards, Jr., the Company’s Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

* * * * *

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) customers’ dependence on government funding to purchase the Company’s products; (2) constant changes in the technologies used to build and deliver the Company’s products; (3) well-established and well-funded competitors; (4) the Company’s ability to retain key personnel; (5) the Company’s dependence upon its independent dealer representatives to sell the Company’s products; (6) changes in the market acceptance and demand for curriculum-based educational software; and (7) the risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”).

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. The Company assumes no

Index

obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this report. The reader is advised, however, to consult any further disclosures the Company makes on related subjects in reports to the SEC.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock made during the three months ended June 30, 2005 by the Company.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1, 2005 - April 30, 2005)	315,000	$0.30	315,000	1,412,500

Month #2 (May 1, 2005 - May 31, 2004)	—	—	—	—

Month #3 (June 1, 2005 - June 30, 2005)	—	—	—	—

Total	315,000	$0.30	315,000	1,412,500

(1)
On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company has repurchased a cumulative total of 587,500 shares of the Company's common stock. On May 11, 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. No shares will be purchased under the 2005 program until the 2004 program is completed.

Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of stockholders was held on May 11, 2005. At the annual meeting, shareholders of the Company voted to elect seven directors.

With respect to the election of directors, the following votes were cast:

Nominee	Votes in Favor	Votes Withheld	Broker Non-votes
Rebecca M. Braddock	11,700,050	208,074	1,902,504
William D. Edwards, Jr.	11,245,246	663,178	1,902,504
Alan G. Johnson	11,279,258	628,866	1,902,504
John J. Riffle	11,734,072	174,352	1,902,504
Lewis B. Shepley	11,735,482	172,642	1,902,504
Timothy J. Tegeler	11,244,771	663,353	1,902,504
Jerome W. Thomasson	11,734,372	174,052	1,902,504

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

ITEM 6. EXHIBITS

Exhibits required as part of this report are listed in the index appearing on page 18.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBONEY CORPORATION

By:  /s/ William D. Edwards, Jr.
William D. Edwards, Jr.
Executive Vice President and
Chief Financial Officer
(Authorized officer and principal financial officer)

August 15, 2005

Index

Index to Exhibits

Exhibits

10	Letter Agreement between Siboney Corporation and Earnest A. Marx, dated May 16, 2005, filed as Exhibit 99.1 to Form 8-K filed May 31, 2005 and incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002