Form 10-Q
period 2005-09-30
SIBONEY CORP
filed 2005-11-10
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Title of class of	Number of shares outstanding
common stock	as of the date of this report

Common stock, par value	17,030,419
$.10 per share

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
Assets
	September 30,	December 31,
	2005 (Unaudited)	2004
Current Assets
Cash	$149,408	$686,642
Accounts receivable	1,009,002	1,379,006
Inventories	407,911	314,947
Refundable income taxes	293,578	620,769
Prepaid expenses	214,347	164,305
Deferred tax asset	153,000	116,000
Total Current Assets	2,227,246	3,281,669

Property and Equipment, Net	343,994	432,500

Goodwill, Net	1,045,015	1,045,015

Other Assets	2,155,750	1,627,648

Total Assets	$5,772,005	$6,386,832

Liabilities and Stockholders’ Equity

Current Liabilities
Notes payable	$725,000	$6,771
Current portion of capitalized lease obligation	17,668	25,686
Accounts payable	216,313	173,660
Accrued bonuses	—	88,677
Accrued commissions	39,708	36,817
Accrued vacation	105,941	87,223
Accrued royalties	136,491	311,886
Accrued severance	101,450	―
Other accrued expenses	70,119	48,093
Accrued litigation liability	100,000	100,000
Total Current Liabilities	1,512,690	878,813

Long-Term Liabilities
Long-term litigation liability	—	100,000
Capitalized lease obligation	—	11,116
Deferred tax liability	55,000	360,000
Total Long-Term Liabilities	55,000	471,116

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and outstanding 17,030,419 at September 30, 2005 and 17,407,919 at
December 31, 2004	1,703,042	1,740,792
Retained earnings	2,501,273	3,296,111
Total Stockholders’ Equity	4,204,315	5,036,903

Total Liabilities and Stockholders’ Equity	$5,772,005	$6,386,832

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$1,435,446	$1,930,092	$6,008,948	$8,235,729

Cost of Product Sales	529,364	429,001	1,502,260	1,654,717

Selling, General and Administrative
Expenses	1,616,200	2,003,819	5,619,100	5,460,332

Litigation Settlement Expense	—	615,000	—	615,000

Income (Loss) From Operations	(710,118)	(1,117,728)	(1,112,412)	505,680

Other Income (Expense)
Interest expense, net	(10,751)	2,527	(21,725)	2,389
Gain on sale of asset	—	—	—	219,780
Miscellaneous	136	6,331	1,535	7,166
Total Other Income (Expense)	(10,615)	8,858	(20,190)	229,335

Income (Loss) Before Income Taxes	(720,733)	(1,108,870)	(1,132,602)	735,015

Income Tax Benefit (Expense)	174,000	444,193	421,000	(271,234)

Net Income (Loss)	$(546,733)	$(664,677)	$(711,602)	$463,781

Earnings (Loss) Per Common Share - Basic	$(0.03)	$(0.04)	$(0.04)	$0.03

Earnings (Loss) Per Common Share - Diluted	$(0.03)	$(0.04)	$(0.04)	$0.03

Weighted Average Number of Common
Shares Outstanding - Basic	17,030,419	17,560,908	17,149,291	17,582,348

Weighted Average Number of Common
Shares Outstanding - Diluted	17,244,960	18,108,073	17,556,828	18,008,820

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

				Total
	Common Stock		Retained	Stockholders’
	Shares	Amount	Earnings	Equity

Balance - December 31, 2004	17,407,919	$1,740,792	$3,296,111	$5,036,903

Stock Repurchase	(62,500)	(6,250)	(19,806)	(26,056)

Net Loss	—	—	(361,303)	(361,303)

Balance - March 31, 2005	17,345,419	1,734,542	2,915,002	4,649,544

Stock Repurchase	(315,000)	(31,500)	(63,430)	(94,930)

Net Income	—	—	196,434	196,434

Balance - June 30, 2005	17,030,419	$1,703,042	$3,048,006	$4,751,048

Net Loss	—	—	(546,733)	(546,733)

Balance - September 30, 2005	17,030,419	$1,703,042	$2,501,273	$4,204,315

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$(711,602)	$463,781
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	175,265	161,961
Amortization	465,243	453,367
Deferred income taxes	(342,000)	(13,800)
Change in assets and liabilities:
Accounts receivable	370,004	454,752
Inventories	(92,964)	23,323
Refundable income taxes	327,191	(437,380)
Prepaid expenses	(50,042)	(84,266)
Accrued litigation liability	(100,000)	615,000
Accounts payable and accrued expenses	(76,334)	(94,894)
Net Cash Provided By (Used In) Operating Activities	(35,239)	1,541,844

Cash Flows From Investing Activities
Payments for equipment	(86,758)	(150,207)
Payments for software development costs	(993,345)	(377,336)
Net Cash Used In Investing Activities	(1,080,103)	(527,543)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	4,918
Payments under stock buy back program	(120,986)	(65,378)
Borrowings on line of credit	1,075,000	—
Repayments on line of credit	(350,000)	—
Principal payments on capital lease obligation	(19,135)	(18,135)
Principal payments on long-term debt	(6,771)	(161,852)
Net Cash Provided By (Used In) Financing Activities	578,108	(240,447)

Net Increase (Decrease) In Cash	(537,234)	773,854

Cash - Beginning of Period	686,642	1,102,608

Cash - End of Period	$149,408	$1,876,462

Supplemental Disclosure of Cash Flow Information
Interest paid	$22,562	$5,853
Income taxes paid	$837	$696,403

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

1. BASIS OF PRESENTATION

Our consolidated balance sheet as of December 31, 2004 was derived from the Company’s audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments considered necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

2. REVENUE RECOGNITION

The Company follows specific and detailed guidelines in determining the proper amount of revenue to be recorded. The Company recognizes revenues in accordance with Statement of Position (“SOP”) 97-2 (Software Revenue Recognition) as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable, using the price charged when that element is sold separately. For software arrangements in which the Company does not have VSOE for undelivered elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements or when all elements for which the Company does not have VSOE have been delivered.

The Company also generates revenue by providing professional services which consist of consulting, training and implementation support. The revenue for these services is recognized as the services are performed.

3. INVENTORIES

Inventories consist of:

	September 30, 2005	December 31, 2004
Raw materials	$290,241	$259,998
Finished goods	170,770	94,549
Reserve for obsolescence	(53,100)	(39,600)
	$407,911	$314,947

4. OTHER ASSETS

Other assets consist of:
	September 30, 2005	December 31, 2004
Software development costs, net of accumulated amortization of $2,290,908 in 2005 and $1,825,665 in 2004	$2,144,557	$1 ,616,455
Deposits and other	11,193	11,193
	$2,155,750	$1,627,648

The Company capitalizes costs associated with the development of computer software for sale. Costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a straight-line basis over four years. Salary and estimated payroll taxes are capitalized for the employees that work on capitalized software based on actual direct development hours. Additionally, consulting fees for outside consultants are capitalized. The Company ceases capitalizing costs when the product is released for sale to customers.

On an annual basis, the Company reviews each capitalized project for impairment. If the remaining book value of a capitalized project cannot be supported by anticipated future revenue net of future costs, the Company would write down the asset to net realizable value.

Amortization expense related to capitalized software charged against earnings totaled $177,580 and $138,871 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense related to capitalized software charged against earnings totaled $465,243 and $453,367 for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Reported net income (loss)	$(546,733)	$(664,677)	$(711,602)	$463,781

Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(18,626)	(12,928)	(44,978)	(28,109)

Pro forma net income (loss)	$(565,359)	$(677,605)	$(756,580)	$435,672

Earnings (loss) per share (basic and diluted):
As reported	$(0.03)	$(0.04)	$(0.04)	$0.03
Pro forma	$(0.03)	$(0.04)	$(0.04)	$0.03

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Accounting for Stock Based Compensation (“SFAS 123R”). SFAS 123R requires companies to recognize compensation expense for employee services received in exchange for share-based payments as services are performed. Compensation expense would be recognized based on the fair value of such equity instruments on the date of grant. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R was to be effective as of September 2005. On April 14, 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R. As a result, SFAS 123R will be effective beginning the first quarter of 2006. The adoption of this new accounting pronouncement may have a material impact on the Company’s financial statements.

6. COMMITMENTS AND CONTINGENCIES

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and Ernest R. Marx (collectively “Siboney”). In the lawsuit, Merit alleged, among other things, copyright infringement and breach of contract. In September 2004, Siboney recorded a $615,000 litigation settlement accrual. In December 2004, Siboney entered into a definitive agreement with Merit to settle all claims in the lawsuit. The principal terms of the settlement agreement included: none of the parties admitted liability for any of the claims; Siboney’s software licensing agreement with Merit will terminate as of December 31, 2005; Siboney will pay royalties due under the licensing agreement through its termination; Siboney paid to Merit $465,000 upon execution of the settlement agreement; Merit returned approximately $50,000 of the royalty payments previously made by Siboney; and Siboney paid to Merit $100,000 and approximately $34,000 related to a royalty guarantee in September 2005. The Company will pay the final payment of $100,000 in September 2006.

7. SUBSEQUENT EVENT

On October 19, 2005, the Company borrowed $1.2 million evidenced by a promissory note in favor of Southwest Bank. The loan bears interest at a variable rate based on the prime rate, currently 7% per annum. The Company will pay one installment payment of $75,000 on January 30, 2006 and will make monthly interest payments beginning November 30, 2005. A final payment of the remaining principal amount and accrued interest is due on April 30, 2006. The Company used a portion of the proceeds of the loan to re-pay the outstanding balance under its existing line of credit, which also expires on April 30, 2006. The maximum borrowings on the line of credit of $1.5 million currently are available. The Company expects to enter into a new loan arrangement on or before the expiration of this loan and the line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science and English as a Second Language, primarily for K-12 schools and school districts. The Company publishes five product lines, including two comprehensive software product lines - Orchard Software for Your State and Journey - and three titles-based product lines - GAMCO Educational Software, Teacher Support Software and Educational Activities Software. This strategy allows the Company to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers. The Company is in the process of test marketing its second online software title, Writing Connection. Writing Connection provides students convenient, online writing instruction with detailed, personalized, and constructive feedback. Its assessment, assignment, and editing tools streamline teachers’ ability to review, discuss, and grade student compositions. This browser-based application creates a platform for student-teacher dialogue and student peer review of writing - anytime, anywhere dialogue that is impossible in traditional classroom settings.

The passage and implementation of the No Child Left Behind Act (“NCLB”) in 2002 placed higher standards for accountability, research-based products, instructional improvement and data-driven decision-making upon all public schools in the United States. As a result, the Company has focused on the development, upgrading, selling and marketing of its Orchard Software for Your State (“Orchard”) product line. The Company believes that Orchard is a cost-effective solution for schools facing growing pressures to demonstrate Adequate Yearly Progress and instructional improvement as mandated by NCLB.

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

Orchard integrates assessment based upon standards in the 49 states that have established standards and the District of Columbia, with individualized instruction from over 160 Skill Trees (i.e., software programs) in K-12 reading, language, mathematics and science. Orchard’s assessment identifies specific areas of academic weakness for each student within his/her state’s grade-specific standards of learning. Orchard then prescribes an individualized learning path for each student as students interact with a wide variety of motivating instructional approaches that appeal to different learning styles. Orchard’s management system tracks standards-based student progress for teachers and administrators who are facing increasing pressure for data-driven decision making as mandated by NCLB. Interim assessment tools can be used to measure educational gains and to prepare students for their high-stakes state test.

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

Orchard is sold through a network of resellers and direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of the Company’s Orchard business is repeat business from schools or school districts that build up their Orchard implementation through repeat purchases. The Company believes that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 79.0% and 77.6% of the Company’s revenue for the nine months ended September 30, 2005 and 2004, respectively.

In addition to Orchard Software for Your State, the Company publishes four other instructional software product lines:

GAMCO Educational Software (“GAMCO”), the Company's original product line, provides schools with single titles and series which the Company believes are highly motivating. GAMCO products are sold through the major national and regional school software catalog dealers, the Company’s inside sales force, its direct catalogs and direct promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs. Popular titles include Touchdown Math, Math Concepts, Language Concepts and Phonics.

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

Journey, the comprehensive software product line acquired in 2001, has been upgraded to make it more competitive with other structured comprehensive solutions. The Company is in the process of aggressively promoting Journey in an effort to improve market awareness and drive sales.

The Company also has generated sales of selected products which have been revised for the home market and sold through a direct-to-the-home marketer of educational software. This alliance allows the Company to achieve incremental sales in the home market without incurring the costs of expensive retail distribution.

The Company also has certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries which are not believed to be material to the Company’s ongoing results of operations or financial condition.

Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods covered by the accompanying consolidated financial statements.

Three Months Ended September 30, 2005 Compared To September 30, 2004

Total revenues decreased 25.6% or $494,646 to $1,435,446 from $1,930,092 during the third quarter of 2005 compared to the third quarter of 2004. This decrease was attributable to lower sales for Siboney Learning Group due to an interruption of customer order patterns as a result of introducing our Gold Star product late in the sales cycle for the 2005/6 school year.

Cost of product sales increased 23.4% or $100,363 to $529,364 from $429,001 during the third quarter of 2005 compared to the third quarter of 2004. This increase was attributable to higher royalty expense due to Merit and another author’s royalty guarantee and higher capitalized software amortization incurred in connection with the release of the Gold Star product.

Selling, general and administrative expenses decreased 19.3% or $387,619 to $1,616,200 from $2,003,819 during the quarter ended September 30, 2005 compared to the third quarter of 2004 primarily due to decreased salary and payroll-related expenses, decreased commissions as the result of lower sales and decreased legal fees.

Litigation settlement expense of $615,000 in the prior year third quarter represented the resolution of the litigation with Merit Software.

The Company’s net loss for the third quarter of 2005, primarily for the reasons described above, was $546,733 after income tax benefit of $174,000 compared to net loss of $664,677 after income tax benefit of $444,193 for the third quarter of 2004. The Company’s effective tax rate for the third quarter of 2005 was lower than what would be expected if the statutory rate were applied to income before income taxes due to higher losses than anticipated. Loss per common share, basic and diluted, was $0.03 for the third quarter of 2005 compared to $0.04 per share, basic and diluted for the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to September 30, 2004

Total revenues decreased 27.0% or $2,226,781 to $6,008,948 from $8,235,729 during the nine-month period ended September 30, 2005 compared to the first nine months of 2004. This decrease was due to lower sales at Siboney Learning Group in 2005 primarily attributable to two large sales in the previous year and an interruption of customer order patterns as a result of introducing our Gold Star product late in the sales cycle for the 2005/6 school year.

Cost of product sales decreased 9.2% or $152,457 to $1,502,260 from $1,654,717 during the first nine months of 2005 compared to the corresponding period of the previous year. This decrease was primarily a result of lower product sales which resulted in lower material costs and royalties.

Selling, general and administrative expenses increased 2.9% or $158,768 to $5,619,100 from $5,460,332 during the nine months ended September 30, 2005 compared to the corresponding period of 2004 primarily due to severance expenses for a former executive and payroll and consulting related costs associated with replacing the Merit software titles and investments made to enhance the assessment capabilities of the Gold Star product.

Litigation settlement expense of $615,000 in the prior year represented the resolution of the litigation with Merit Software.

The Company’s net loss for the first nine months of 2005, primarily for the reasons described above, was $711,602 after income tax benefit of $421,000 compared to net income of $463,781 after income tax expense of $271,234 for the corresponding period of 2004. The Company’s effective tax rate for the nine months ended September 30, 2005 was 37.2%. Loss per common share, basic and diluted, was $0.04 for the first nine months of 2005 compared to income of $0.03 per share, basic and diluted for the first nine months of 2004.

Liquidity and Capital Resources

Cash decreased 78.2% or $537,234 to $149,408 at September 30, 2005 compared to $686,642 at December 31, 2004 primarily reflecting decreased sales of Siboney Learning Group and increased payroll and consulting related costs associated with replacing the Merit software titles and enhancements made to existing products.

Accounts receivable decreased 26.8% to $1,009,002 at September 30, 2005 compared to $1,379,006 at December 31, 2004 primarily due to decreased sales.

Short-term debt increased $718,229 to $725,000 at September 30, 2005 from $6,771 at December 31, 2004 primarily due to litigation settlement expenses, lower sales and increased product development costs.

During the first nine months of 2005, the Company purchased 377,500 shares of common stock of the Company for a total of approximately $121,000. The Company used cash on hand to purchase these shares. On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company has repurchased a cumulative total of 587,500 shares of the Company’s common stock. On May 11, 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. No shares will be purchased under the 2005 program until the

2004 program is completed.

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and purchase money financing provided by the sellers of companies acquired. The line of credit agreement provides for maximum borrowings of $1.5 million and is secured by the Company’s accounts receivable, equipment and inventory. As of September 30, 2005, the Company had a balance of $725,000 outstanding under the line of credit.

On October 19, 2005, the Company borrowed $1.2 million evidenced by a promissory note in favor of Southwest Bank. The loan bears interest at a variable rate based on the prime rate, currently 7% per annum. The Company will pay one installment payment of $75,000 on January 30, 2006 and will make monthly interest payments beginning November 30, 2005. A final payment of the remaining principal amount and accrued interest is due on April 30, 2006. The Company used a portion of the proceeds of the loan to re-pay the outstanding balance under its existing line of credit, which also expires on April 30, 2006. The maximum borrowings on the line of credit of $1.5 million currently are available. The Company expects to enter into a new loan arrangement on or before the expiration of this loan and the line of credit. The Company believes that its available capital resources are adequate to support its current business levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. Borrowings with the bank bear interest at a variable rate based on the prime rate, currently 7.0% per annum.

Due to the nature of the Company’s borrowings, it has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2005, Timothy J. Tegeler, the Company’s Chief Executive Officer and William D. Edwards, Jr., the Company’s Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 19, 2005, the Company borrowed $1.2 million evidenced by a promissory note in favor of Southwest Bank. The loan bears interest at a variable rate based on the prime rate, currently 7% per annum. The Company will pay one installment payment of $75,000 on January 30, 2006 and will make monthly interest payments beginning November 30, 2005. A final payment of the remaining principal amount and accrued interest is due on April 30, 2006. The Company used a portion of the proceeds of the loan to re-pay the outstanding balance under its existing line of credit, which also expires on April 30, 2006. The maximum borrowings on the line of credit of $1.5 million currently are available. The Company expects to enter into a new loan arrangement on or before the expiration of this loan and the line of credit.

On August 11, 2005, William D. Edwards, Jr. was promoted to President of the Company and Siboney Learning Group, Inc. from his prior positions as Executive Vice President and Chief Financial Officer of the Company and Siboney Learning Group, Inc. As President, Mr. Edwards will continue to serve as the Company's chief financial officer. Mr. Edwards, 46, had served in his prior positions since May 2003. From 1996 until his employment with the Company, Mr. Edwards served as Chief Operating Officer of G.A. Sullivan Company, an information technology consulting and software development company.

Mr. Edwards will continue his employment under his existing employment agreement with the Company dated December 7, 2004. The original term of the agreement extended until May 4, 2005. The employment agreement continues on a year-to-year basis after May 4, 2005, unless the agreement is terminated by Mr. Edwards on at least 90 days' notice, or by the Company for cause or upon Mr. Edward's death or disability. The current base salary under this agreement is $215,270.

If the agreement is terminated by the Company for other than cause, Mr. Edwards is entitled to termination pay equal to his annual base salary payable semi-monthly. Mr. Edwards is provided medical and life insurance and other fringe benefits normally accorded the Company's executives. The Company also will pay or reimburse Mr. Edwards for reasonable expenses he incurs in the interest of the Company's business. Under the agreement, if a change of control of the Company occurs and Mr. Edwards is terminated within one year thereafter, Mr. Edwards will receive severance pay in a lump sum equal to the greater of his then current annual salary or his annual salary immediately prior to the change of control. Mr. Edwards is prohibited from competing with the Company for a period of 18 months after termination of his employment.

ITEM 6. EXHIBITS

Exhibits required as part of this report are listed in the index appearing on page 17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBONEY CORPORATION

By:	/s/ William D. Edwards, Jr.
William D. Edwards, Jr.
President
(Authorized officer and principal financial officer)

November 10, 2005

Index to Exhibits

Exhibits

10	Promissory Note between Siboney Corporation and Southwest Bank dated October 19, 2005.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002