Form 10-K
period 2005-12-31
SIBONEY CORP
filed 2006-03-27
CIK 90057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer [  ]      Accelerated Filer [  ]      Non-Accelerated Filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [  ]     NO [X]

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant as of June 30, 2005 was $3,244,029. This value was based on the average of the bid and asked prices on June 30, 2005.

As of March 23, 2006, the registrant had 16,930,419 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on May 17, 2006 (the “2006 Proxy Statement”) are incorporated by reference in Part III of this report.

Index

PART I

Item 1.	Business

General
Siboney Corporation was incorporated in the State of Maryland in 1955. The principal business of the Company is the publishing of educational software products in core academic areas, primarily for schools.

Unless the context indicates otherwise, references to the “Company” in this report include Siboney Corporation and its subsidiaries.

Business - General Description And Current Developments - The Company’s principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science, writing and English as a Second Language, primarily for K-12 students and adult learners. The Company publishes two comprehensive software product lines ─ Orchard Software for Your State and Journey ─ and three titles-based product lines ─ GAMCO Educational Software, Teacher Support Software and Educational Activities Software. The Company believes that these products position it to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers. In 2006, the Company will introduce its second online software title, Writing Links. Writing Links provides students convenient, online writing instruction with detailed, personalized and constructive feedback. Its assessment, assignment and editing tools streamline teachers’ ability to review, discuss and grade student compositions. This browser-based application creates a platform for student-teacher dialogue and student peer review of writing - anytime, anywhere dialogue that is difficult to achieve in traditional classroom settings.

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

NCLB requires every public school to conduct annual assessments in reading and math based upon each state’s academic standards for every student in grades three through eight. Each school must meet state-specific annual mandates for Adequate Yearly Progress or be classified as a failing school. Failing schools face serious consequences, from losing accreditation to relinquishing administrative control. NCLB requires 100% proficiency in reading and math for all public school students in grades three through eight by school year 2013-2014, which places increasingly difficult demands upon schools for instructional improvement and satisfactory progress towards 100% proficiency.

Orchard integrates the results of subject specific assessment tests which are based upon state standards, with individualized instruction from over 160 Skill Trees (i.e., software programs) in K-12 reading, language, mathematics and science. Orchard’s assessment identifies areas of academic weakness for each student within his/her state’s grade-specific standards of learning. Orchard then prescribes an individualized learning path for each student as students interact with a wide variety of motivating instructional approaches that appeal to different learning styles. Orchard’s management system tracks student progress for teachers and administrators who are facing increasing pressure for data-driven decision making as mandated by NCLB. Interim assessment tools can be used to measure educational gains and to prepare students for their high-stakes state tests.

Approximately 8,000 schools use Orchard in computer labs, learning centers and classrooms to supplement core instruction. Unlike many competitive comprehensive solutions, Orchard’s solution is delivered as an unlimited network/site license with no required recurring fees. Orchard’s scalable product configurations allow schools with limited budgets to make a modest initial investment by purchasing individual Skill Trees and then to grow their Orchard solution with future purchases of larger curriculum bundles.

As of December 31, 2005, the Company employed approximately 20 people in its product development team who develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating systems and test for quality assurance. The Company released a new version of Orchard in 2005 ─ Orchard Gold Star ─ with significantly improved options for interim formative assessment and

Index

curriculum mapping, upgraded management and progress reports, upgraded content and content sequencing and a Structured Query Language (“SQL”) database foundation that provides improved performance and scalability within schools and school districts.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of the Company’s Orchard business is repeat business from schools or school districts that benefit from Orchard’s scalability by acquiring additional skill trees (individual programs) or bundles. The Company believes that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 77%, 77% and 78% of the Company’s revenue for the years 2005, 2004 and 2003, respectively.

In addition to Orchard Software for Your State and Writing Links, the Company publishes four other instructional software product lines:

GAMCO Educational Software (“GAMCO”), the Company’s original software product line, provides schools with single titles and curriculum solutions which the Company believes are highly motivating and engaging. GAMCO products are sold through the major national and regional school software catalog dealers, the Company’s inside sales force, its direct catalogs and direct promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs. Popular titles include Touchdown Math, Math Concepts, Language Concepts and Phonics.

The Teacher Support Software (“TSS”) product line is best known for its popular tools for teachers, including Worksheet Magic, and its reading programs, including WordWorks. TSS products are sold through all of the Company’s sales channels as single-title solutions and as part of comprehensive Orchard solutions. The Company has actively upgraded older TSS products to be compatible with the computers and networks found in schools today.

The Company’s Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is the Company’s primary product offering for the adult learning market and allows the Company to achieve incremental sales growth through this market. In addition, the Company has developed a comprehensive solution named Real Achievement which includes a universal management system, and is based upon EAS titles and titles from the Company’s portfolio of software products. In 2006, the Company plans to focus programming resources on upgrading and enhancing these titles as a result of a perceived increase in demand for adult learner and remedial products.

Journey has been upgraded to make it more competitive with other prescriptive self-branching integrated learning systems. The Company is in the process of enhancing Journey and developing an online version.

The Company generates sales from titles which have been revised for the home market and are sold through a direct-to-the-home marketer of educational software. This alliance allows the Company to achieve incremental sales in the home market without incurring the costs of expensive retail distribution.

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

Copyrights and Licenses — The Company holds various copyrights and license rights, which are considered to be material to its business. The licensing agreements under which the Company licenses certain software incorporated into its products provide for minimum sales and related royalty payments by the Company over a specified number of years and are renewable thereafter.

Seasonality — The Company typically experiences its highest levels of sales and accounts receivable in the educational products business in the second quarter of the calendar year.

Index

Working Capital Items — The Company does not purchase or maintain material inventories in advance of sales of products, although certain materials are purchased in larger quantities in order to obtain volume discounts. The Company does not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group accepts returns for 90 days from the date of purchase if a customer is not satisfied. Returns approximated 3% of sales in 2005, 2% of sales in 2004 and 3% of sales in 2003.

Dependence on Limited Number of Customers — In 2005, sales to Brainstorm USA represented 12.6% of total revenues. There were no customers that represented more than 10% of the Company’s revenues in 2004 or 2003.

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

Software Development — Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. Such costs are amortized on a product-by-product basis at the greater of the ratio that current gross revenue for a product for the period involved bears to the total of current and anticipated future gross revenues for the product or the straight-line method over the estimated economic life of the products, which is generally estimated to be 48 months.

Competition — Siboney Learning Group operates in highly competitive markets, which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. A number of the Company’s competitors are significantly larger and have substantially greater resources than the Company. The Company competes on the basis of price and effectiveness of software in achieving intended results. Competitors in the comprehensive learning systems market include the following major publishers: Pearson Digital Learning, Plato Learning, Compass Learning and Riverdeep.

Personnel — As of December 31, 2005, the Company had 62 full-time employees. The Company’s employees are not represented by any union.

Website — The Company’s website address is http://www.Siboney.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K can be accessed through the Company’s website via the “SEC Filings” link to the SEC’s EDGAR database. Reports are available on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Forward-Looking Statements

This report contains certain statements regarding future results, performance, expectations or intentions that may be considered “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any forward-looking statements are necessarily subject to significant uncertainties and risks. When used in this report, the words “believes,” “anticipates,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Actual results could be materially different as a result of various uncertainties.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) risks related to our customers’ dependence on government funding to purchase the Company’s products; (2) risks associated with our ability to compete with well-established and well-funded competitors; (3) risks associated with the constant changes in the technologies used to build and deliver the Company’s products; (4) the Company’s ability to retain key personnel; (5) the Company’s ability to

Index

motivate its independent dealer representatives to sell the Company’s products; (6) changes in market acceptance and demand for curriculum-based educational software; (7) risks associated with acceptance of statistical studies; and (8) risks associated with our ability to access capital to finance our business.

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timeframe. The Company assumes no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this report. The reader is advised, however, to consult any further disclosures the Company makes on related subjects in reports to the SEC.

The following factors should be carefully considered in conjunction with the other information in this Form 10-K in evaluating our Company:

Our revenues depend to a large degree on government funding of our customers.

We derive a significant portion of our revenues from public school funding, which is heavily dependent on federal, state and local government programs. Government budget deficits may adversely affect the availability of this funding or the portion of funding that can be spent on our products. A significant reduction of funds allocated to schools under Title I of the Elementary and Secondary Education Act, for example, could have a material adverse effect on our business, financial condition and results of operations.

Certain states receive a substantial portion of Title I funds due to high numbers of eligible students. If large numbers of schools in such states were to discontinue purchasing our products and services, our revenues and financial condition could be harmed.

Certain states are challenging the federal government regarding the requirements of NCLB because they do not believe it is achievable. In some cases, these states are refusing federal funding which could adversely affect our revenues and profitability.

Increased competition by larger companies may adversely affect the demand for our products and services.

The education technology industry is extremely competitive. Demand for particular products and services may be adversely affected by the existing or future competitive products from which a prospective customer may choose. Our competitors include large companies with substantially greater financial, technical and marketing resources. We may be required to increase spending in response to competition in order to pursue new market opportunities or to increase investment in research and development efforts. As a result of this additional spending, our future operating results may be adversely affected. Increased competition in our industry could result in price reductions, reduced operating margins or loss of market share, any of which could seriously harm our business, cash flows and results of operations.

Our future growth prospects are materially affected by our ability to respond to rapid technological changes in our industry.

The education technology industry is characterized by rapid technological change, frequent product introduction and evolving industry standards. Our future growth will depend on a number of factors, including our ability to enhance our existing products, develop and successfully introduce new products and respond quickly to technological change. We might not have sufficient resources to make the necessary investments to develop and implement the technological advances required for our future success in this industry.

The Company’s products involve integration with both operating systems and products developed by others. If any third-party software is discontinued, fails to integrate with our products or fails to be supported by its respective vendors or to operate properly, we would have to reprogram our products. We cannot be certain that we can reprogram our products in a cost-effective or timely manner. If third parties release new versions of these systems or products before we develop products compatible with such new releases, demand for our services and products might decline, which would harm our revenues and profitability.

Index

Our future success is significantly dependent on our ability to attract and retain key personnel.

Our future success depends to a significant extent upon the continued active participation of certain key members of management. Highly-skilled employees are in great demand in our industry. Our key employees may terminate their employment with us at any time. The loss of the services of key employees could significantly harm our ability to develop new products and maintain customer relationships.

Sales of our products and services are dependent to a large degree on our ability to retain and motivate independent dealer representatives.

Approximately half of our sales are generated by our network of independent dealer representatives. The majority of these dealers represent multiple product lines. Our future success depends upon our ability to retain and motivate our dealers to sell our products. Decreases in sales through our dealers could adversely affect our business, cash flows and results of operations.

Decreased market acceptance of education technology products would adversely affect our operating results.

Our Company depends on continued investment by public school systems on curriculum-based educational software. There can be no assurance that educational institutions and/or individual educators will continue to invest in education technology. The internet and the delivery of curriculum by electronic means may transform the industry and the current means for schools to access content. A decrease in market acceptance and investment in education technology products could seriously harm our business, cash flows and results of operations.

Statistical studies we use to demonstrate the effectiveness of our products could adversely affect our marketing efforts.

There is growing demand from NCLB and other sources for research and studies to demonstrate the effectiveness of educational programs and products. Our sales and marketing efforts could be adversely impacted if potential customers perceive these studies to be biased due to our involvement or if the results of these studies are not representative or favorable, which could lead to lower than expected revenues.

Our ability to access sufficient capital to finance operations may be adversely affected by decreased operating results.

We may not be able to access capital in the future to meet our liquidity needs and finance our operations and future growth. We believe that our existing cash resources, the amounts available under our credit facility, and cash generated from our operations will be sufficient to satisfy our operating cash needs for the foreseeable future. Any future decreases in our operating results and cash flow may impair our future ability to raise additional funds to finance operations. As a result, we may not be able to maintain adequate liquidity to support our operations or maintain our future growth.

Item 1B. Unresolved Staff Comments

None.

Index

Item 2. Properties

The Company leases approximately 8,000 square feet of office space in St. Louis, Missouri under a lease which expires December 31, 2007. Siboney Learning Group also leases approximately 7,000 square feet of warehouse facilities in St. Louis, Missouri under a lease which expires May 31, 2007. The Lansing, Michigan research and development office leases approximately 4,000 square feet of office space under a lease which expires April 30, 2006. The Skokie, Illinois curriculum and instructional design office leases 1,966 square feet of office space under a lease which expires December 31, 2007.

The Company also has certain natural resource interests through several subsidiaries, which are not believed to be material assets of the Company, individually or in the aggregate.

Siboney Coal Company, Inc. (“Siboney Coal”), a subsidiary of the Company, owns fee and mineral interests in coal properties aggregating approximately 1,425 acres in Johnson and Martin Counties, Kentucky. Previously these properties were leased to a mining company; however, the Company and the lessee were unable to agree on the continuing terms of the lease and the lease was terminated on May 14, 2003. There were no royalties received by the Company on these properties in 2005 or 2004.

Other subsidiaries of the Company have royalty and working interests in oil and gas leases and property rights. Revenues from such leases and interests are not material. The present value of estimated future net oil and gas reserves of the Company’s subsidiaries is presently not determinable, but is not believed to be material.

Prior to 1958, the Company held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated. The Company filed claims against the Cuban government with the U.S. Foreign Claims Settlement Commission which certified the Company’s loss as $2,454,000 plus interest per annum from November 1959. No funds have been appropriated to satisfy such claims. Accordingly, the Company does not consider the collection of the claims to be probable.

Item 3. Legal Proceedings

From time to time, we have been involved in litigation arising out of our business. No such litigation is pending at the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders of the Company during the quarter ended December 31, 2005.

Index

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Sales of the Company’s common stock are reported on the Over-The-Counter “Bulletin Board” maintained by NASDAQ.

Stock Price and Dividend Information

The following table sets forth the high and low bid prices per share of common stock.

2005			2004
Quarter	High	Low	Quarter	High	Low

First	$.49	$ .29	First	$ .36	$ .19
Second	.31	.21	Second	.48	.29
Third	.35	.22	Third	.46	.33
Fourth	.25	.17	Fourth	.49	.34

The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)	Holders

The number of holders of record of the Company’s common stock as of March 23, 2006 was 8,704.

(c)	Dividends

No cash dividends were paid on the Company’s common stock in 2005 or 2004. Generally, the payment of dividends is within the discretion of the Board of Directors who will consider all relevant factors in making determinations regarding future dividends, if any. The Company intends to continue its historical pattern of utilizing cash generated by operations to support future growth.

(d)	Securities Authorized For Issuance under Equity Compensation Plans

See Part III, Item 12 on page 36.

Index

(e)	Recent Sales of Unregistered Securities

None.

(f)	Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock made during the three months ended December 31, 2005 by the Company.

Period	(A) Total Number Of Shares Purchased	(B) Average Price Paid Per Share	(C) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)	(D) Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs at Month End
Month #1 (Oct. 1 - Oct. 31)	100,000	$0.28	100,000	1,312,500
Month #2 (Nov. 1 - Nov. 30)	—	—	—	1,312,500
Month #3 (Dec. 1 - Dec. 31)	—	—	—	1,312,500
Total	100,000	$0.28	100,000	1,312,500

(1) On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company has repurchased a cumulative total of 687,500 shares of the Company’s common stock. On May 11, 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. No shares will be purchased under the 2005 program until the 2004 program is completed.

Index

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Form 10-K. The Statement of Operations data set forth below for each of the years in the three-year period ended December 31, 2005 and the Balance Sheet data as of December 31, 2005 and 2004 are derived from, and qualified by reference to, our consolidated financial statements appearing elsewhere in this Form 10-K. The Statement of Operations data for the years ended December 2002 and 2001 and the Balance Sheet data as of December 31, 2003, 2002 and 2001 are derived from audited financial statements not included herein.

	Years Ended December 31,
Statement of Operations Data:	2005	2004	2003	2002	2001
Revenues	$7,544,703	$10,182,717	$8,752,789	$8,902,275	$8,280,373
Income (loss) from operations	$(1,969,221)	$(42,216)	$699,509	$1,204,015	$1,234,121
Income (loss) before income taxes	$(2,008,394)	$190,172	$685,110	$1,159,481	$1,155,588
Net income (loss)	$(1,236,394)	$101,172	$451,035	$706,081	$1,238,388
Earnings (loss) per common share -
basic	$(0.07)	$0.01	$0.03	$0.04	$0.07
Weighted average number of
common shares outstanding - basic	17,094,350	17,524,049	17,343,407	16,785,146	16,697,872
Earnings (loss) per common share -
diluted	$(0.07)	$0.01	$0.03	$0.04	$0.07
Weighted average number of
common shares outstanding - diluted	17,094,350	17,963,775	17,374,890	17,175,789	17,455,045

	December 31,
Balance Sheet Data:	2005	2004	2003	2002	2001
Total assets	$5,706,085	$6,386,832	$6,369,753	$5,871,235	$5,436,247
Long-term debt and capital leases	$-	$111,116	$43,574	$211,768	$511,510
Total debt and capital leases	$1,211,116	$243,573	$250,082	$635,416	$912,971
Stockholders' equity	$3,651,523	$5,036,903	$5,012,478	$4,450,604	$3,735,243

The Company neither declared nor paid cash dividends during the five years in the period ended December 31, 2005.

Index

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the changes in the Company’s results of operations during the three years in the period ended December 31, 2005 and comments on the Company’s financial position as of December 31, 2005. This discussion should be read together with the consolidated financial statements and other financial information included in this Form 10-K for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on the amounts reported in these financial statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the level of contingent assets and liabilities disclosed at the dates of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, goodwill, capitalized software and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies include our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Capitalized Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we have capitalized certain computer software development costs upon the establishment of technological feasibility. The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our software. The Company ceases capitalizing costs when the product is released for sale to our customers, at which time amortization of the capitalized costs begins. Capitalized software development costs are amortized on a product-by-product basis at the greater of the ratio that current gross revenue for a product for the period involved bears to the total of current and anticipated future gross revenues for the product or the straight-line method over the estimated economic life of the products, which is generally estimated to be 48 months.

On an annual basis, the Company reviews each capitalized project to determine if the unamortized balance exceeds its estimated net realizable value. Estimated net realizable value requires us to use judgment in projecting future revenues. Actual amounts realized could differ materially from those estimated. Future events such as market conditions, customer demand or technological obsolescence could cause us to conclude that the carrying value of the software at a given point in time is impaired, and the amount of the impairment so determined would be required to be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made.

Index

Goodwill

On January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually. Intangible assets deemed to have indefinite life under SFAS 142, such as goodwill, are no longer amortized, but instead reviewed at least annually for impairment. Intangible assets with finite lives are amortized over their useful lives. Through the use of an independent business appraiser, we reviewed our goodwill as of December 31, 2005 and determined that no impairment existed. Future events such as market conditions or operational performance could cause us to conclude that impairment exists. Any resulting impairment loss would be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made and could have a material adverse impact on our financial condition and results of operations.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (“SFAS 153”). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between generally accepted accounting principles (“GAAP”) in the United States and GAAP developed by the International Accounting Standards Board (“IASB”). SFAS 153 amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”) that was issued in 1973. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged and eliminates the narrow exception in APB 29 for exchanges of similar productive assets. The provisions of SFAS 153 were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and there was no impact in our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is not expected to have a significant impact on our consolidated financial statements.

Results of Operations

Overview

The Company’s principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science, writing and English as a Second Language, primarily for K-12 schools and school districts.  The Company publishes two comprehensive software product lines, Orchard Software for Your State and Journey; and three titles-based product lines, GAMCO Educational Software, Teacher Support Software, and Educational Activities Software. This strategy allows the Company to appeal to the various budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

Orchard accounted for 77% of the Company’s sales in 2005.  Orchard is sold through a network of approximately 25 independent territorial dealers who employ field sales representatives to sell comprehensive instructional software solutions. In addition, the Company employs seven direct sales representatives and five inside sales representatives to promote and sell the five product lines, with a primary emphasis on Orchard.

Index

Orchard is delivered as a server-based product with unlimited network/site licenses and no required recurring fees. Orchard has undergone continuous instructional content and technological improvement. The fourth major version of the product with significantly enhanced reporting tools, assessment building tools and an SQL database infrastructure was released in the second quarter of 2005.  Orchard is currently used in approximately 8,000 schools out of an estimated 125,000 in the United States. Approximately half of Orchard sales are repeat business from customers who benefit from Orchard’s scalability by acquiring additional Skill Trees (individual programs) or bundles.

2005 In Comparison With 2004

For the year ended December 31, 2005, the Company’s consolidated revenues decreased 26% to $7.5 million from $10.2 million recorded in 2004. This decrease was the result of lower sales by Siboney Learning Group in 2005 primarily attributable to two very large sales in the previous year; the delayed introduction of the newest version of the Orchard software series - Gold Star, along with the confusion created with our sales channels and customers due to the obligation to replace all of the content licensed from Merit Software (Merit) to comply with our settlement agreement. In addition, the education technology industry faced a number of selling challenges in 2005. Natural disasters such as hurricanes and economic trends resulting from higher fuel prices for school busses and heat for schools decreased the available funds for other purchases, including software.

Sales of the Company’s single title products, GAMCO and Teacher Support Software, decreased 33% compared to 2004, primarily due to decreased sales from several national software catalog dealers. Sales of Educational Activities Software decreased 21% compared to 2004 due to decreased sales from several dealers and independent representatives. Partially offsetting the decreases in revenue, the Company experienced a 23% increase in sales through a distributor specializing in direct to home sales.

The Company generated more than $150,000 in sales of professional development and premium support services in 2005, compared to approximately $200,000 in such sales in 2004. This decrease is due to the timing of performing the services which resulted in an increase in deferred premium services revenue of $56,000.

Cost of products sold decreased 7% to $2.1 million in 2005 from $2.3 million in 2004. This decrease was primarily a result of lower product sales which resulted in lower material costs and royalties, partially offset by higher capitalized software amortization related to the Orchard Gold Star release.

Selling, general and administrative expenses remained consistent at $7.4 million in 2005 and 2004 as they primarily relate to salaries, personnel-related expenses and professional fees. The Company made a significant research and development investment in 2005 to create eighteen new software titles to replace the Merit content which is no longer available for sale.

In connection with the December 2004 settlement agreement between Siboney Corporation and Merit, involving breach of contract and copyright infringement claims against Siboney and breach of contract claims against Merit, Siboney agreed to continue to pay royalties due under the relevant licensing agreement through its termination and to pay to Merit $465,000 upon execution of the settlement agreement plus additional payments of $100,000 for each of the next two years; and Merit returned a portion of the royalty payments previously made by Siboney of approximately $50,000. In respect of the settlement, Siboney recorded a pre-tax litigation settlement expense of $615,000 in the quarter ended September 30, 2004.

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

As a result of the foregoing, the Company’s net loss from operations increased to $1.97 million for 2005 compared to a net loss from operations of $42,216 for 2004.

Index

The Company’s net loss from operations of $1.97 million resulted in a significant operating loss carryforward in 2005 and a long-term deferred tax asset. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

Consequently, net loss for the year ended December 31, 2005 was $1,236,394 after an income tax benefit of $772,000, compared to net income for 2004 of $101,172 after an income tax expense of $89,000. The Company reported a loss per share of $0.07 in 2005 compared to earnings per share of $0.01 in 2004.

2004 In Comparison With 2003

For the year ended December 31, 2004, the Company’s consolidated revenues increased 16% to $10.2 million from $8.8 million recorded in 2003. This increase was primarily the result of two large district-wide orders for Orchard Software for Your State.

Sales of the Company’s Orchard product to schools increased 22% in 2004 compared to 2003, primarily as the result of the above mentioned two large district-wide orders for Orchard as well as increased sales generated by the Company’s expanded direct sales force.

Sales of the Company’s single title products, GAMCO and Teacher Support Software, decreased 4% compared to 2003, primarily due to decreased sales from several national software catalog dealers. Sales of Educational Activities Software decreased 13% compared to 2003 due to decreased sales from several dealers and independent representatives. The Company also experienced a 2% decrease in sales through a distributor specializing in direct to home sales.

In addition, in 2004 the Company generated more than $200,000 in sales of professional development and premium support services which are offered as additional options to the existing support services, compared to approximately $6,500 in such sales in 2003.

Cost of products sold increased 10% to $2.3 million in 2004. This increase reflected higher royalty and material costs, primarily due to increased sales volume. Amortization of capitalized software development costs also accounted for some of this increase.

Selling, general and administrative expenses increased to $7.4 million in 2004, or 22%, from $6.0 million in 2003, due primarily to increased expenses for salaries, personnel-related expenses and professional fees. The Company continued to invest in increasing its direct sales force, in improving and updating its product lines, and in growing its product support services. Professional fees increased due primarily to legal and investment banking fees.

In connection with the December 2004 settlement agreement between Siboney Corporation and Merit, involving breach of contract and copyright infringement claims against Siboney and breach of contract claims against Merit, Siboney agreed to continue to pay royalties due under the relevant licensing agreement through its termination and to pay to Merit $465,000 upon execution of the settlement agreement plus additional payments of $100,000 for each of the next two years; and Merit returned a portion of the royalty payments previously made by Siboney of approximately $50,000. In respect of the settlement, Siboney recorded a pre-tax litigation settlement expense of $615,000 in the quarter ended September 30, 2004.

The Company’s net loss from operations for 2004, primarily as a result of the above factors, was $42,216 compared to net income from operations of $699,509 in 2003.

Index

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

Liquidity and Capital Resources

Cash decreased 61% or $415,655 to $270,987 at December 31, 2005 compared to $686,642 at December 31, 2004 primarily reflecting decreased sales of Siboney Learning Group and increased payroll and consulting related costs associated with replacing the Merit titles and enhancements made to existing products. Capitalized software costs, net increased to $2,214,901 at December 31, 2005 from $1,616,455 a year earlier.

During 2005, the Company purchased 477,500 shares of common stock of the Company for a total of approximately $150,000. The Company used cash on hand to purchase these shares. On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company has repurchased a cumulative total of 687,500 shares of the Company’s common stock. On May 11, 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. No shares will be purchased under the 2005 program until the 2004 program is completed.

The Company has financed its business primarily with cash generated from operating activities and accessing its bank revolving line of credit. The line of credit agreement provides for maximum borrowings of $1,500,000 and is secured by the Company’s accounts receivable, equipment and inventory and expires April 30, 2006. As of December 31, 2005, the Company had no borrowings outstanding under the line of credit.

On October 19, 2005, the Company borrowed $1,200,000 evidenced by a promissory note in favor of a bank. The loan bears interest at a variable rate based on the prime rate, 7.25% per annum at December 31, 2005. The Company paid one installment payment of $75,000 on January 30, 2006 and monthly interest payments beginning November 30, 2005. A final payment of the remaining principal amount and accrued interest is due on April 30, 2006. The Company used a portion of the proceeds of the loan to re-pay the outstanding balance under its existing line of credit. The maximum borrowings on the line of credit of $1,500,000 currently are available. Subsequent to December 31, 2005, the Company received commitment from the bank to extend its promissory note and line of credit to July 31, 2006. The Company expects to enter into a new credit agreement with its existing bank effective July 31, 2006, but acknowledges the possibility that the terms of such an agreement may be less favorable than those historically experienced by the Company. The Company believes that its available capital resources are adequate to support its current business levels. However, the Company may be required to access additional sources of funding if it pursues significant future acquisitions or there are unanticipated adverse developments in its operations.

Working capital decreased from $2,402,856 at December 31, 2004 to $(222,381) at December 31, 2005. This decrease was due to decreases in cash, accounts receivable and refundable income taxes and an increase in short-term debt.

Index

The Company had the following contractual obligations at December 31, 2005:
	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$1,200,000	$1,200,000	$-	$-	$-
Capital lease obligations (including interest)	11,266	11,266	-	-	-
Operating lease obligations	578,510	293,919	278,060	6,531	-
Purchase obligations	-	-	-	-	-
Off-balance sheet arrangements	-	-	-	-	-
Other long-term liabilities reflected on the
Company's GAAP balance sheet	100,000	100,000	-	-	-
Total	$1,889,776	$1,605,185	$278,060	$6,531	-

Disclosures about Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2005 and 2004.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. Borrowings with the bank bear interest at a variable rate based on prime rate, currently 7.5% per annum. Due to the nature of the Company’s borrowings, it has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

Index

Item 8. Financial Statements and Supplementary Data

Index

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ RubinBrown LLP

St. Louis, Missouri
March 2, 2006, except for Note 7 which is dated March 24, 2006

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
Index

Assets
	December 31,	December 31,
	2005	2004
Current Assets
Cash	$270,987	$686,642
Accounts receivable, net	833,916	1,379,006
Inventories, net	349,773	314,947
Refundable income taxes	21,665	620,769
Prepaid expenses and other assets	164,840	164,305
Deferred tax asset	191,000	116,000
Total Current Assets	1,832,181	3,281,669

Property and Equipment, Net	304,294	432,500

Capitalized Software, Net	2,214,901	1,616,455

Goodwill	1,045,015	1,045,015

Deferred Tax Asset	274,000	—

Other Assets	35,694	11,193

Total Assets	$5,706,085	$6,386,832

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable	$1,200,000	$6,771
Current portion of capitalized lease obligation	11,116	25,686
Accounts payable	387,516	173,660
Accrued expenses	455,930	672,696
Total Current Liabilities	2,054,562	878,813

Long-Term Liabilities
Long-term litigation liability	—	100,000
Capitalized lease obligation	—	11,116
Deferred tax liability	—	360,000
Total Long-Term Liabilities	—	471,116

Commitments and Contingencies (Note 13)

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and outstanding 16,930,419 at December 31, 2005 and 17,407,919 at
December 31, 2004	1,693,042	1,740,792
Retained earnings	1,958,481	3,296,111
Total Stockholders' Equity	3,651,523	5,036,903

Total Liabilities and Stockholders' Equity	$5,706,085	$6,386,832

See accompanying notes to consolidated financial statements.                                                                                                        Page 20

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
Index

	For the Years Ended December 31,
	2005	2004	2003

Revenues	$7,544,703	$10,182,717	$8,752,789

Cost of Product Sales	2,105,973	2,255,153	2,039,147

Gross Profit	5,438,730	7,927,564	6,713,642

Selling, General and Administrative
Expenses	7,407,951	7,354,831	6,014,133

Litigation Settlement Expense	—	614,949	—

Income (Loss) From Operations	(1,969,221)	(42,216)	699,509

Other Income (Expense)
Interest income (expense), net	(39,042)	5,234	(19,432)
Gain (loss) on sale and disposition of assets	(3,085)	219,780	—
Miscellaneous	2,954	7,374	5,033
Total Other Income (Expense)	(39,173)	232,388	(14,399)

Income (Loss) Before Income Taxes	(2,008,394)	190,172	685,110

Income Tax Benefit (Expense)	772,000	(89,000)	(234,075)

Net Income (Loss)	$(1,236,394)	$101,172	$451,035

Earnings (Loss) Per Common Share - Basic	$(0.07)	$0.01	$0.03

Earnings (Loss) Per Common Share - Diluted	$(0.07)	$0.01	$0.03

Weighted Average Number of Common
Shares Outstanding - Basic	17,094,350	17,524,049	17,343,407

Weighted Average Number of Common
Shares Outstanding - Diluted	17,094,350	17,963,775	17,374,890

See accompanying notes to consolidated financial statements.                                                                                                         Page 21

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2005, 2004 And 2003
Index

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance - January 1, 2003	16,796,704	$1,679,671	$18,908	$2,752,025	$4,450,604

Issuance of Common Stock	812,500	81,250	23,594	—	104,844

Stock Repurchase	(18,125)	(1,813)	(3,592)	—	(5,405)

Tax Benefit of Non-Qualified Stock
Options Exercised	—	—	11,400	—	11,400

Net Income	—	—	—	451,035	451,035

Balance - December 31, 2003	17,591,079	$1,759,108	$50,310	$3,203,060	$5,012,478

Issuance of Common Stock	26,840	2,684	2,234	—	4,918

Stock Repurchase	(210,000)	(21,000)	(62,414)	(8,121)	(91,535)

Issuance of Stock Warrants	—	—	9,870	—	9,870

Net Income	—	—	—	101,172	101,172

Balance - December 31, 2004	17,407,919	$1,740,792	$—	$3,296,111	$5,036,903

Stock Repurchase	(477,500)	(47,750)	—	(101,236)	(148,986)

Net Loss	—	—	—	(1,236,394)	(1,236,394)

Balance - December 31, 2005	16,930,419	$1,693,042	$—	$1,958,481	$3,651,523

See accompanying notes to consolidated financial statements.                                                                                    Page 22

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Index

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$(1,236,394)	$101,172	$451,035
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	226,887	226,272	191,992
Amortization	751,642	601,237	575,825
Deferred income taxes	(709,000)	(13,800)	223,600
Allowance for doubtful accounts, sales credits and returns	163,679	122,121	52,248
Reserve for obsolescence	31,358	49,600	80,483
Loss (gain) on disposition of assets	3,085	(219,780)	—
Change in assets and liabilities:
Accounts receivable	381,411	33,420	26,879
Inventories	(66,184)	12,835	(55,721)
Refundable income taxes	599,104	(600,769)	(20,000)
Prepaid expenses and other assets	(25,036)	(38,561)	40,688
Accounts payable and accrued expenses	(2,910)	93,363	61,378
Long-term liabilities	(100,000)	100,000	—
Net Cash Provided By Operating Activities	17,642	467,110	1,628,407

Cash Flows From Investing Activities
Payments for equipment	(101,766)	(235,999)	(203,976)
Proceeds from sale of assets, net of related selling expenses	—	219,780	—
Payments for software development costs	(1,350,088)	(583,602)	(496,548)
Payments for assets of and earn-out payments to unrelated entities	—	—	(108,327)
Net Cash Used In Investing Activities	(1,451,854)	(599,821)	(808,851)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	4,918	104,844
Borrowings on promissory note	1,200,000	—	—
Payments under stock buy back program	(148,986)	(91,535)	(5,405)
Issuance of stock warrants	—	9,870	—
Principal payments on capital lease obligation	(25,686)	(24,344)	(24,796)
Principal payments on long-term debt	(6,771)	(182,164)	(360,538)
Net Cash Provided By (Used In) Financing Activities	1,018,557	(283,255)	(285,895)

Net Increase (Decrease) In Cash	(415,655)	(415,966)	533,661

Cash - Beginning of Period	686,642	1,102,608	568,947

Cash - End of Period	$270,987	$686,642	$1,102,608

Supplemental Disclosure of Cash Flow Information
Interest paid	$39,970	$5,853	$26,476
Income taxes paid	$16,293	$716,582	$30,475

See accompanying notes to consolidated financial statements.                                                                                    Page 23

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Index

1.	Summary of Significant Accounting Policies and Description of Business

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Siboney Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent gains and liabilities and the reported revenues and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of long-term debt and capital lease obligations, including the current portions, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

Cash

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per depositor. At December 31, 2005 and December 31, 2004, the Company had deposit balances of approximately $171,590 and $561,917 in excess of FDIC insured limits, respectively.

Accounts Receivable

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

Index

Advertising

The Company expenses the costs of advertising as incurred except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of catalog advertising to which sales orders are directly attributed. The capitalized cost of the advertising is amortized over a 12-month period following the issuance of the catalog. At December 31, 2005 and 2004, $63,495 and $55,110, respectively, of catalog costs were capitalized. Advertising expense amounted to $478,055 in 2005, $555,016 in 2004 and $607,931 in 2003.

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

The Company also generates revenue by providing professional services which consist of consulting, training and implementation support. The revenue for these services is recognized as the services are performed. Consulting, training and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately.

Software Development Costs

Software development costs are capitalized at the point the Company determines that it is technologically feasible to produce the software title. The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. The Company ceases capitalizing costs when the product is released for sale to our customers, at which time amortization of the capitalized costs begins. Capitalized software development costs are amortized on a product-by-product basis at the greater of the ratio that current gross revenue for a product for the period involved bears to the total of current and anticipated future gross revenues for the product or the straight-line method over the estimated economic life of the products, which is generally estimated to be 48 months.

On an annual basis, the Company reviews each capitalized project to determine if the unamortized balance exceeds its estimated net realizable value. Estimated net realizable value requires us to use judgment in projecting future revenues. Actual amounts realized could differ materially from those estimated. Future events such as market conditions, customer demand or technological obsolescence could cause us to conclude that the carrying value of the software at a given point in time is impaired, and the amount of the impairment so determined would be required to be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), in 1997. As permitted by SFAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.

Index

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	For the Years Ended December 31,
	2005	2004	2003

Net income (loss), as reported	$(1,236,394)	$101,172	$451,035
Deduct: total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of tax effects	76,446	120,622	97,807

Pro forma net income (loss)	$(1,312,840)	$(19,450)	$353,228

Earnings (loss) per share:
Basic - as reported	$(0.07)	$0.01	$0.03
Basic - pro forma	$(0.07)	$(0.01)	$0.02

Diluted - as reported	$(0.07)	$0.01	$0.03
Diluted - pro forma	$(0.07)	$(0.01)	$0.02

The weighted-average fair value of options at date of grant for options granted during 2005, 2004 and 2003 was $0.12, $0.11 and $0.07 per option, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Expected option life	3.0 years	3.1 years	3.0 years
Risk-free interest rate	3.51%	3.45%	2.93%
Expected volatility	63.45%	102%	44.12%
Expected dividend yield	―	—	—

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R requires companies to recognize compensation expense for employee services received in exchange for share-based payments as services are performed. Compensation expense would be recognized based on the fair value of such equity instruments on the date of grant. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R was to be effective as of September 2005. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R. As a result, SFAS 123R will be effective beginning the first quarter of 2006. The adoption of this new accounting pronouncement may have a material impact on our financial statements.

Income Taxes

The Company accounts for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities to reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax asset will not be realized.

Index

Goodwill

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

Through the use of an independent business appraiser, we reviewed our goodwill as of December 31, 2005 and determined that no impairment existed. Future events such as market conditions or operational performance could cause us to conclude that impairment exists. Any resulting impairment loss would be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made and could have a material adverse impact on our financial condition and results of operations.

Reclassifications

Certain prior period balance sheet and cash flow amounts have been reclassified to conform to current year presentation.

Description of Business

The Company’s operations consist of only one reportable segment, the publishing and distribution of educational software products through Siboney Learning Group, Inc., a wholly owned subsidiary. The Company also holds interests in coal, oil and gas natural resources which are not considered to be material.

2.	Accounts Receivable

Accounts receivable consist of:

December 31,	2005	2004

Accounts receivable	$1,065,108	$1,522,729
Allowance for doubtful accounts, sales
credits and returns	(231,192)	(143,723)

	$833,916	$1,379,006

Accounts receivable are pledged as collateral for debt (Note 7).

3.	Inventories

Inventories consist of:

December 31,	2005	2004

Raw materials	$244,178	$259,998
Finished goods	161,924	94,549
Reserve for obsolescence	(56,329)	(39,600)

	$349,773	$314,947

Inventory is pledged as collateral for debt (Note 7).

Index

4.	Property and Equipment

Property and equipment consist of:

December 31,	2005	2004

Leasehold improvements	$91,038	$86,518
Office equipment, furniture and fixtures	1,140,503	1,026,192
Machinery and equipment	402,766	409,004
	1,634,307	1,521,714
Accumulated depreciation	(1,330,013)	(1,089,214)

	$304,294	$432,500

Assets held under capital leases totaled $97,978 at December 31, 2005 and 2004. Accumulated depreciation related to these leased assets amounted to $89,813 and $65,319 at December 31, 2005 and 2004, respectively. Amortization expense of capital lease assets is included in depreciation expense. Depreciation charged to operations amounted to $226,887 in 2005, $226,272 in 2004 and $191,992 in 2003. Property and equipment is pledged as collateral for debt (Note 7).

5.	Capitalized Software Development Costs

The components of capitalized software development costs at December 31 were as follows:

December 31,	2005	2004

Software development in progress	$987,575	$550,256
Capitalized software development costs	3,804,633	2,891,864
Accumulated amortization	(2,577,307)	(1,825,665)

	$2,214,901	$1,616,455

Software developments costs of $1,350,088, $583,602 and $496,548 were capitalized in 2005, 2004 and 2003, respectively. Amortization of software development costs charged against earnings amounted to $751,642, $601,237 and $575,825 in 2005, 2004 and 2003, respectively. Amortization charged against earnings in 2005 included approximately $109,000 to reduce certain capitalized costs to their net realizable value.

Software development costs not capitalized are expensed in the year incurred and totaled approximately $688,989, $629,992 and $656,300 in 2005, 2004 and 2003, respectively.

6.	Accrued Expenses

Accrued expenses consist of:

December 31,	2005	2004

Compensation and benefits	$173,492	$221,191
Royalties	102,372	311,886
Litigation settlement	100,000	100,000
Other	80,066	39,619

	$455,930	$672,696

Index

7.	Debt

The Company has a $1,500,000 revolving line of credit agreement with a bank. The outstanding debt is due on demand, and if no demand is made, the outstanding debt is due on April 30, 2006. The agreement requires monthly interest payments on the outstanding balance at the lender’s prime rate. As of December 31, 2005 and 2004, no amounts were outstanding under the line of credit agreement.

On October 19, 2005, the Company borrowed $1,200,000 evidenced by a promissory note in favor of a bank. The loan bears interest at a variable rate based on the prime rate, 7.25% per annum at December 31, 2005. The Company paid one installment payment of $75,000 on January 30, 2006 and monthly interest payments beginning November 30, 2005. A final payment of the remaining principal amount and accrued interest is due on April 30, 2006. The Company used a portion of the proceeds of the loan to re-pay the outstanding balance under its existing line of credit, which also expires on April 30, 2006. The maximum borrowings on the line of credit of $1,500,000 currently are available. Accounts receivable, inventory, property and equipment are pledged as collateral.

On March 23, 2006, the Company received written commitment from its bank to extend the line of credit and promissory note due dates to July 31, 2006. The bank's letter of commitment also stated its intent to offer an additional renewal extending from July 31, 2006 to a date that is subsequent to December 31, 2006.

The weighted average interest rate on the Company’s borrowings was 5.60%, 5.16% and 5.39% for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense amounted to $39,970, $5,758 and $26,476 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.	Capital Lease

The Company has a capital lease agreement for a phone system with an original cost of $97,978. The lease provides for payments which are the equivalent of principal and interest at 5.4%, payable in monthly installments of $2,253, with final payment due in May 2006. The future minimum annual lease payments under the capital lease are $11,116.

9.	Deferred Compensation Plan

On January 1, 1994, the Company adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax-deferred basis. The plan provides for matching contributions up to 3.6% of the employee’s annual qualified wages. The plan also provides for non-elective or discretionary contributions by the Company in such amounts as the Board of Directors may annually determine. The Company’s total contributions to the 401(k) plan were approximately $88,700 in 2005, $76,400 in 2004, $108,700 in 2003.

10.	Income Taxes

The income tax (expense) benefit consists of:

December 31,	2005	2004	2003
Current
Federal	$56,547	$(79,155)	$(188,000)
State	6,453	(23,645)	(29,075)
	63,000	(102,800)	(217,075)
Utilization of net operating losses
carried forward	―	―	206,600
Total current	$63,000	(102,800)	(10,475)

Deferred
Federal	599,052	11,947	(195,000)
State	109,948	1,853	(28,600)
Total deferred	709,000	13,800	(223,600)

	$772,000	$89,000	$234,075

Index

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities, as shown in the accompanying consolidated balance sheet, include the following components:

December 31,	2005	2004

Deferred Tax Assets
Inventory obsolescence and uniform
capitalization	$22,700	$19,900
Accrued vacation	45,500	33,200
Accrued litigation	40,300	80,400
Accounts receivable allowances	93,000	22,700
Property and equipment	5,200	—
Federal benefit of deferred state tax	—	13,600
Net operating loss carryovers	934,800	—
Total deferred tax assets	$1,141,500	169,800

Deferred Tax Liabilities
Property and equipment	—	14,400
Capitalized software development costs	676,500	399,400
Total deferred tax liabilities	676,500	413,800

Net deferred tax assets (liabilities)	$465,000	$(244,000)

The deferred tax assets and liabilities include the following components:

December 31,	2005	2004

Net current deferred tax assets	$191,000	$116,000
Net long-term deferred tax assets	274,000	—
Net long-term deferred tax liabilities	—	(360,000)

	$465,000	$(244,000)

Index

The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	2005	2004	2003

Statutory rate	34%	34%	34%
State income taxes, net of federal benefits	4	5	4
State income taxes, net of federal benefits for prior years	—	3	—
Other	—	5	(4)
	38%	47%	34%

In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

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

Index

A summary of stock option activity for 2005, 2004 and 2003 is as follows:

			Weighted
			Average
	Number Of	Price Per	Exercise
	Shares	Share	Price

Balance - January 1, 2003	2,843,440	$0.1275 - $0.655	$0.35

Granted	1,132,300	$0.20 - $0.255	$0.21

Exercised	(812,500)	$0.1275 - $0.515	$0.13

Forfeited/Expired	(394,520)	$0.20	$0.28

Balance - December 31, 2003	2,768,720	$0.18 - $0.655	$0.37

Granted	404,200	$0.40 - $0.50	$0.44

Exercised	(26,840)	$0.18 - $0.20	$0.18

Forfeited/Expired	(183,300)	$0.18 - $0.42	$0.34

Balance - December 31, 2004	2,962,780	$0.20 - $0.655	$0.38

Granted	1,092,700	$0.205 - $0.3163	$0.28

Forfeited/Expired	(1,000,400)	$0.20 - $0.62	$0.46

Balance - December 31, 2005	3,055,080	$0.20 - $0.655	$0.32

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options
Range Of Exercise Prices	Number Of Options	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

$0.200 - $0.3163	2,099,160	3.9	$0.24	1,252,896	$0.24
$0.380 - $0.5665	755,920	2.1	0.44	668,940	0.45
$0.620 - $0.6550	200,000	1.8	0.66	200,000	0.66

$0.200 - $0.6550	3,055,080	3.5	$0.32	2,121,836	$0.34

Index

12.	Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

Diluted earnings (loss) per share reflects the incremental increase in common shares outstanding assuming the exercise of all stock options and warrants that would have had a dilutive effect on earnings (loss) per share. Our potentially dilutive common shares consist of unexercised stock options.

The determination of the numerator and denominator for the computation of basic and diluted earnings per common share is as follows:

	2005	2004	2003

Numerator for basic and diluted earnings (loss)
per share - income available to
common shareholders	$(1,236,394)	$101,172	$451,035

Denominator:
Weighted average number of common shares
used in basic earnings (loss) per share	17,094,350	17,524,049	17,343,407

Effect on dilutive securities:
Common stock options	—	439,726	31,483

Weighted average number of common
shares and dilutive potential common stock
used in diluted earnings (loss) per share	17,094,350	17,963,775	17,374,890

In 2005, options to purchase 1,922,420 shares of the common stock were excluded at rates ranging from $0.2875 to $0.655. In 2004, options to purchase 1,686,620 shares of common stock were excluded at rates ranging from $0.38 to $0.655 and in 2003, options to purchase 1,614,820 shares of common stock at rates ranging from $0.2555 to $0.6555 were excluded because their effect would have been anti-dilutive. We did not include options to purchase shares of common stock at exercise prices that exceeded the average fair market value of the common stock for the period.

13.	Commitments

Leases

The Company leases office and warehouse space under renewable operating leases which expire at various dates through May 2009. Total rent expense under all operating leases was $325,090, $293,696 and $235,787 in 2005, 2004 and 2003, respectively.

Index

The future minimum annual rentals as of December 31, 2005 under the remaining leases are as follows:

Year	Amount

2006	293,919
2007	264,282
2008	13,778
2009	6,531

Total	$578,510

Guaranteed Royalty Agreement

As of December 31, 2005, the Company has various third-party royalty agreements, one of which provides for future minimum royalty payments of $100,000.

Legal Proceedings

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and the Company’s former President (collectively “Siboney”). In the lawsuit, Merit alleged, among other things, copyright infringement and breach of contract. In December 2004, Siboney entered into a definitive agreement with Merit to settle all claims in the lawsuit. The principal terms of the settlement agreement included: none of the parties admitted liability for any of the claims; Siboney’s software relevant licensing agreement with Merit terminated as of December 31, 2005; Siboney agreed to continue to pay royalties due under the licensing agreement through its termination; Siboney paid to Merit $465,000 upon execution of the settlement agreement; Merit returned approximately $50,000 of the royalty payments previously made by Siboney; and Siboney paid to Merit $100,000 in September 2005. Siboney will pay to Merit a final payment of $100,000 in September 2006. In accordance with the settlement agreement, all claims were dismissed with prejudice on January 18, 2005.

14.	Significant Customers and Suppliers

In 2005, sales to Brainstorm USA represented 12.6% of total revenues. There were no customers that represented more than 10% of the Company’s revenues in 2004 or 2003.

15.	Segment Reporting

The Company’s operations consist of only one reportable segment, the publishing and distribution of educational software products through Siboney Learning Group, Inc., a wholly-owned subsidiary. Sales are made through a network of independent distributors throughout the country as well as through its own catalogs and sales force. The Company also holds interests in certain coal, oil and gas natural resources which are not considered to be material.

Index

16.	Summary of Quarterly Financial Information (Unaudited)

The following are unaudited comparative quarterly summaries of the consolidated results of operations of the Company for the years ended December 31, 2005 and 2004. The summaries were prepared using accounting principles generally accepted in the United States of America and, in the opinion of the Company’s management, include all adjustments, consisting of normally recurring accruals, necessary for a fair presentation of the results of operations for the respective quarterly periods. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

	March 31	June 30	September 30	December 31
2004
Revenues	$2,656,853	$3,648,784	$1,930,092	$1,946,998
Income (loss) from operations	$366,308	$1,257,100	$(1,117,728)	$(547,896)
Net income (loss)	$222,200	$904,166	$(664,677)	$(360,517)
Earnings (loss) per common share -
basic	$0.01	$0.05	$(0.04)	$(0.02)
Weighted average number of common
shares outstanding - basic	17,591,461	17,595,007	17,560,908	17,543,082
Earnings (loss) per common share -
diluted	$0.01	$0.05	$(0.04)	$(0.02)
Weighted average number of common
shares outstanding - diluted	17,706,704	18,086,423	18,108,073	18,082,329

2005
Revenues	$1,773,875	$2,799,627	$1,435,446	$1,535,755
Income (loss) from operations	$(861,600)	$459,306	$(710,118)	$(856,809)
Net income (loss)	$(361,303)	$196,434	$(546,733)	$(524,792)
Earnings (loss) per common share -
basic	$(0.02)	$0.01	$(0.03)	$(0.03)
Weighted average number of common
shares outstanding - basic	17,357,266	17,124,821	17,030,419	16,936,941
Earnings (loss) per common share -
diluted	$(0.02)	$0.01	$(0.03)	$(0.03)
Weighted average number of common
shares outstanding - diluted	17,820,076	17,323,781	17,244,960	16,963,431

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Index

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information contained under the captions “Proposal 1 - Election of Directors - Information Concerning Nominees,” “Information Concerning Executive Officers,” “The Board of Directors, Compensation Committee and Audit Committee—Audit Committee” and “—Shareholder Communications” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2006 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The Board of Directors has approved a Code of Ethics that covers the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code is posted on the Company’s website, www.siboney.com.

Item 11.    Executive Compensation

The information contained under the captions “The Board of Directors, Compensation Committee and Audit Committee,” “Executive Compensation - Summary Compensation Table,” “ - Option Grants in Last Fiscal Year,” “ - Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” and “ - Employment Contracts” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2006 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership contained under the captions “Voting Securities and Principal Holders Thereof” and “Proposal 1 Election of Directors - Information Concerning Nominees” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2006 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The following table summarizes information as of December 31, 2005, relating to equity compensation plans.

Equity Compensation Plan Information
			Number Of Securities
			Remaining Available
			Future Issuance Under
	Number Of Securities To	Weighted Average	Equity Compensation
	Be Issued Upon Exercise	Exercise Price Of	Plan [Excluding
	Of Outstanding Options,	Outstanding Options,	Securities Reflected In
	Warrants And Rights	Warrants And Rights	Column (a)]
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	1,880,080	$ 0.29	97,220

Equity compensation plans
not approved by security holders (1)	1,175,000	0.37	6,965,000

Total	3,055,080		6,952,220

(1) The Company’s 1987 Non-Qualified Stock Option Plan has not been approved by the Company’s security holders. The plan provides for the granting of options to purchase the Company’s common stock to eligible employees, directors, consultants and contractors of the Company. The Board of Directors has full

Index

authority and discretion in fixing the purchase price of the stock subject to each option granted. The term of each option granted pursuant to the plan shall not be more than five years from the date of grant.

Item 13.    Certain Relationships and Related Transactions

The information contained under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2006 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

The information contained under the caption “Independent Public Accountants” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2006 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to the Company by its independent auditors. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by RubinBrown LLP, for the year ended December 31, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

The following documents are filed as part of this report:

(1)        Financial Statements

See Item 8 - Index to Consolidated Financial Statements.

(2)        Financial Statement Schedules

See Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

(3)       Exhibits

See Exhibit Index for the exhibits filed as part of or incorporated by reference into this report.

SIBONEY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2005, 2004 and 2003
Index

Description	Beginning Balance	Additions - Charged to expense	Deductions - Charges for which reserve was created	Ending Balance
Allowance for doubtful accounts,
sales credits and returns - deducted from accounts receivable
2003	$63,153	52,248	(52,070)	$63,331
2004	63,331	122,121	(41,729)	143,723
2005	143,723	163,679	(76,210)	231,192

Obsolescence reserve -
deducted from inventory
2003	29,300	80,483	(63,883)	45,900
2004	45,900	49,600	(55,900)	39,600
2005	39,600	31,358	(14,629)	56,329

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Siboney Corporation
(Registrant)

Date: March 24, 2006	BY:	/s/ Timothy J. Tegeler
Timothy J. Tegeler Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2006	BY:	/s/ Timothy J. Tegeler
Timothy J. Tegeler, Director

Date: March 24, 2006	BY:	/s/ William D. Edwards, Jr.
William D. Edwards, Jr., Director and Chief Financial Officer

Date: March 24, 2006	BY:	/s/ Rebecca M. Braddock
Rebecca M. Braddock, Director

Date: March 24, 2006	BY:	/s/ Lewis B. Shepley
Lewis B. Shepley, Director

Date: March 24, 2006	BY:	/s/ John J. Riffle
John J. Riffle, Director

Date: March 24, 2006	BY:	/s/ Jerome W. Thomasson
Jerome W. Thomasson, Director

Index

EXHIBIT INDEX

Exhibit No.	Description

3(a)
Amended and Restated Articles of Incorporation of the Company incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-03952)

3(b)	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

10(a)
Software Distribution and License Agreement between the Company and Merit Audio Visual, Inc. dated September 4, 1996, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

10(b)
Software License Agreement between the Company and Nectar Foundation dated May 8, 1998 and Amendment to Software License Agreement dated September 8, 1999, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (SEC File No. 001-0395)

10(c)	Siboney Corporation 1997 Incentive Stock Option Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated September 9, 1997*

10(d)	Siboney Corporation 1987 Non-Qualified Stock Option Plan incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated May 30, 2003*

10(e)	Employment Agreement with William D. Edwards, Jr. dated December 7, 2004 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 7, 2004*

10(f)
Settlement Agreement between the Company and Merit Software dated December 14, 2004, incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(g)	Letter Agreement between the Company and Ernest A. Marx dated May 16, 2005 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 31, 2005.

10(h)
Promissory Note between the Company and Southwest Bank dated October 19, 2005 incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

23	Consent of RubinBrown LLP, Independent Auditors, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Management contract or compensatory plan