Form 10-Q
period 2006-03-31
SIBONEY CORP
filed 2006-05-15
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Title of class of	Number of shares outstanding
common stock	as of the date of this report

Common stock, par value	16,930,419
$.10 per share

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET

Assets
	March 31,	December 31,
	2006 (Unaudited)	2005
Current Assets
Cash	$149,546	$270,987
Accounts receivable, net	1,048,532	833,916
Inventories, net	382,607	349,773
Refundable income taxes	11,765	21,665
Prepaid expenses and other assets	120,083	164,840
Deferred tax asset	201,000	191,000
Total Current Assets	1,913,533	1,832,181

Property and Equipment, Net	263,527	304,294

Capitalized Software, Net	2,262,406	2,214,901

Goodwill	1,045,015	1,045,015

Deferred Tax Asset	507,000	274,000

Other Assets	30,164	35,694

Total Assets	$6,021,645	$5,706,085

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable	$2,025,000	$1,200,000
Current portion of capitalized lease obligation	4,476	11,116
Accounts payable	230,492	387,516
Accrued expenses	464,885	455,930
Total Current Liabilities	2,724,853	2,054,562

Commitments and Contingencies (Note 7)

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,930,419 at March 31, 2006 and December 31, 2005	1,693,042	1,693,042
Additional paid-in capital	11,397	—
Retained earnings	1,592,353	1,958,481
Total Stockholders' Equity	3,296,792	3,651,523

Total Liabilities and Stockholders' Equity	$6,021,645	$5,706,085

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.
See accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues	$1,495,404	$1,773,875

Cost of Product Sales	433,272	443,153

Gross Profit	1,062,132	1,330,722

Selling, General and Administrative Expenses	1,641,772	2,192,322

Loss From Operations	(579,640)	(861,600)

Other Income (Expense)
Interest expense, net	(28,254)	(2,691)
Loss on sale and disposition of assets	(1,441)	—
Miscellaneous	207	988
Total Other Expense	(29,488)	(1,703)

Loss Before Income Taxes	(609,128)	(863,303)

Income Tax Benefit	243,000	502,000

Net Loss	$(366,128)	$(361,303)

Loss Per Common Share - Basic	$(0.02)	$(0.02)

Loss Per Common Share - Diluted	$(0.02)	$(0.02)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	17,094,350	17,357,266

See accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(366,128)	$(361,303)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	52,556	57,451
Amortization	164,846	135,002
Deferred income taxes	(243,000)	(422,000)
Allowance for doubtful accounts, sales credits and returns	12,431	8,700
Reserve for obsolescence	9,000	7,500
Loss on disposition of assets	1,441	—
Stock-based compensation	11,397	—
Change in assets and liabilities:
Accounts receivable	(227,047)	12,692
Inventories	(41,834)	(40,096)
Refundable income taxes	9,900	(80,000)
Prepaid expenses and other assets	50,287	(9,728)
Accounts payable and accrued expenses	(148,069)	132,762
Net Cash Used In Operating Activities	(714,220)	(559,020)

Cash Flows From Investing Activities
Payments for equipment	(13,730)	(20,703)
Payments for software development costs	(212,351)	(281,645)
Proceeds from sale of assets	500	—
Net Cash Used In Investing Activities	(225,581)	(302,348)

Cash Flows From Financing Activities
Borrowings on line of credit	900,000	450,000
Payments under stock buy back program	—	(26,056)
Principal payments on capital lease obligation	(6,640)	(6,293)
Principal payments on debt	(75,000)	(6,771)
Net Cash Provided By Financing Activities	818,360	410,880

Net Decrease In Cash	(121,441)	(450,488)

Cash - Beginning of Period	270,987	686,642

Cash - End of Period	$149,546	$236,154

Supplemental Disclosure of Cash Flow Information
Interest paid	$28,289	$5,853
Income taxes paid	$1,300	$—

See accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

1. BASIS OF PRESENTATION

Our consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments considered necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31, 2006	December 31, 2005
Accounts receivable	$1,285,354	$1,065,108
Allowance for doubtful accounts, sales
credits and returns	(236,822)	(231,192)
	$1,048,532	$833,916

4. INVENTORIES

Inventories consist of:

	March 31, 2006	December 31, 2005
Raw materials	$178,957	$244,178
Finished goods	244,150	161,924
Reserve for obsolescence	(40,500)	(56,329)
	$382,607	$349,773

5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of:

	March 31, 2006	December 31, 2005
Software development in progress	$719,229	$987,575
Capitalized software development costs	4,285,330	3,804,633
Accumulated amortization	(2,742,153)	(2,577,307)
	$2,262,406	$2,214,901

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

Amortization expense related to capitalized software charged against earnings totaled $164,846 and $135,002 for the three months ended March 31, 2006 and 2005, respectively.

6. SHARE BASED COMPENSATION

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation,” which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supercedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25). Under the provisions of SFAS 123(R), share-based compensation cost is measured at the date of grant, based on the estimated fair value of the award, and is recognized as expense on a straight line basis over the employee’s requisite service period.

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees under the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under this method, the Company did not recognize compensation cost for stock-option awards to employees because options were issued at exercise prices equal to the market value of the stock on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective application method and accordingly, no prior periods have been restated. Under this method, the Company will recognize expense including (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). For the three months ended March 31, 2006, the Company recognized approximately $11,400 in compensation expense related to options granted prior to January 1, 2006. There were no options granted during the three months ended March 31, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005:

Three Months Ended March 31, 2005

Net loss, as reported	$(361,303)
Deduct: total stock-based employee compensation
expense determined under the fair value-based method
for all awards, net of related tax effects	(23,163)
Pro forma net loss	$(384,466)

Loss per share (basic and diluted):
As reported	$(0.02)
Pro forma	$(0.02)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the three months ended March 31, 2006 and 2005. The expected life of the options represents the period of time the options are expected to be outstanding based on historical trends. The risk-free interest rate is determined using the rates for U.S. Treasury bonds with maturities similar to the expected life of the options at the time the options are granted. Estimated volatility is measured using historical weekly price changes of the stock over the expected life of the options.

	March 31, 2006	March 31, 2005
	Actual	Pro forma

Expected option life	3.0 years	3.1 years
Risk-free interest rate	3.51%	3.45%
Expected volatility	63.45%	102%
Expected dividend yield	—	—

A summary of option activity is presented below:
			Weighted
			Average
	Number of	Range of Exercise	Exercise
Options	Shares	Prices	Price
Outstanding at December 31, 2005	3,055,080	$0.20 - $0.655	$0.38
Granted	─	─	─
Forfeited/Expired	(227,200)	$0.2875 - $0.30	$0.29
Outstanding at March 31, 2006	2,827,880	$0.20 - $0.655	$0.32
Exercisable at March 31, 2006	2,076,396	$0.20 - $0.655	$0.35

As of March 31, 2006, there was $105,045 of total unrecognized compensation cost related to nonvested share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.1 years. The estimated forfeiture rate is based on historical forfeiture patterns. There was no intrinsic value of any options outstanding at March 31, 2006.

A summary of the status of the Company’s nonvested stock options as of March 31, 2006 and the activity for the three months ended March 31, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	1,053,019	$0.27
Granted	─	─
Vested	(50,052)	$0.40
Forfeited	(227,200)	$0.26
Nonvested at March 31, 2006	775,767	$0.26

The total fair value of stock options vested during the three months ended March 31, 2006 and 2005 was $19,924 and $19,721, respectively.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Outstanding Options			Exercisable Options
Range Of Exercise Prices	Number Of Options	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
$0.200 - $0.3163	1,871,960	3.8	$0.24	1,207,456	$0.24
$0.380 - $0.5665	755,920	2.1	0.44	668,940	0.45
$0.620 - $0.6550	200,000	1.0	0.66	200,000	0.66

$0.200 - $0.6550	2,827,880	3.5	$0.32	2,076,396	$0.35

7. COMMITMENTS AND CONTINGENCIES

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and the Company’s former President (collectively “Siboney”). In the lawsuit, Merit alleged, among other things, copyright infringement and breach of contract. In September 2004, Siboney recorded a $615,000 litigation settlement accrual. In December 2004, Siboney entered into a definitive agreement with Merit to settle all claims in the lawsuit. The principal terms of the settlement agreement included: none of the parties admitted liability for any of the claims; Siboney’s software licensing agreement with Merit terminated as of December 31, 2005; Siboney agreed to pay royalties due under the licensing agreement through its termination; Siboney paid to Merit $465,000 upon execution of the settlement agreement; Merit returned approximately $50,000 of the royalty payments previously made by Siboney; and Siboney paid to Merit $100,000 in September 2005. The Company will pay the final payment of $100,000 in September 2006. In accordance with the settlement agreement, all claims were dismissed with prejudice on January 18, 2005.

8. DEBT

The Company has a $1,500,000 revolving line of credit agreement and a $1,125,000 promissory note with a bank. As of March 31, 2006, the Company had a balance of $900,000 outstanding under the line of credit. The line of credit agreement and promissory note require monthly interest payments on the outstanding balance at a variable rate based on the prime rate, currently 8% per annum. Both the line of credit agreement and the promissory note mature on July 31, 2006. The Company expects to enter into a new credit agreement with its existing bank effective July 31, 2006. The terms of such an agreement may be less favorable than those historically extended to the Company.

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

As of March 31, 2006, the Company employed approximately 16 people in its product development team who develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating systems and test for quality assurance. The Company released a new version of Orchard in 2005 - Orchard Gold Star - with significantly improved options for interim formative assessment and curriculum mapping, upgraded management and progress reports, upgraded content and content sequencing and a Structured Query Language (“SQL”) database foundation that provides improved performance and scalability within schools and school districts.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of the Company’s Orchard business is repeat business from schools or school districts that benefit from Orchard’s scalability by acquiring additional skill trees (individual programs) or bundles. The Company believes that Orchard has become a recognized competitor in the comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 76.8% and 70.4% of the Company’s revenue for the three months ended March 31, 2006 and 2005, respectively.

In addition to Orchard Software for Your State, the Company publishes four other instructional software product lines:

GAMCO Educational Software (“GAMCO”), the Company's original software product line, provides schools with single titles and curriculum solutions which the Company believes are highly motivating and engaging. GAMCO products are sold through the major national and regional school software catalog dealers, the Company's inside sales force, its direct catalogs and direct promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs. Popular titles include Touchdown Math, Math Concepts, Language Concepts and Phonics. The Company is expecting to release its new software titles along with an improved version of the GAMCO manager in the second quarter of 2006.

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

The Company’s Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is the Company’s primary product offering for the adult learning market and allows the Company to achieve incremental sales growth through this market. In addition, the Company has developed a series of bundled EAS titles named Real Achievement which includes a robust student management and reporting system. The Company plans to focus programming resources on upgrading and enhancing these titles as a result of a perceived increase in demand for adult learner and remedial products.

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

Three Months Ended March 31, 2006 Compared To March 31, 2005

Total revenues decreased 15.7% or $278,471 to $1,495,404 from $1,773,875 during the first quarter of 2006 compared to the first quarter of 2005. This decrease was attributable to overall decreased educational funding levels which led to decreased sales for Siboney Learning Group, specifically in the direct sales channel.

Cost of product sales decreased 2.2% or $9,881 to $433,272 from $443,153 during the first quarter of 2006 compared to the first quarter of 2005. This decrease was attributable to lower material expense due to lower sales partially offset by higher software amortization incurred in connection with the release of the Gold Star product in the second quarter of 2005.

Selling, general and administrative expenses decreased 25.1% or $550,550 to $1,641,772 from $2,192,322 during the first quarter of 2006 compared to the first quarter of 2005. This decrease was due to cost reduction initiatives which resulted in lower professional fees and sales and marketing expenses in the first quarter of 2006 and severance expenses recorded in the first quarter of 2005.

The Company’s net loss for the first quarter of 2006, primarily for the reasons described above, was $366,128 after income tax benefit of $243,000 compared to net loss of $361,303 after income tax benefit of $502,000 for the first quarter of 2005.

Liquidity and Capital Resources

Cash decreased $121,441 or 44.8% to $149,546 at March 31, 2006 compared to $270,987 at December 31, 2005 primarily reflecting the increase in accounts receivable and the unfavorable change in operating results.

Accounts receivable increased $214,616 or 25.7% to $1,048,532 at March 31, 2006 compared to $833,916 at December 31, 2005 primarily due to a significant amount of the sales occurring at the end of the first quarter.

Short-term debt increased $825,000 or 68.8% to $2,025,000 at March 31, 2006 from $1,200,000 at December 31, 2005 primarily due to seasonal borrowing on the line of credit.

Working capital (deficit) decreased $588,939 or 265% to $(811,320) at March 31, 2006 from $(222,381) at December 31, 2005 primarily due to the increase in short-term debt, partially offset by the increase in accounts receivable.

On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company has repurchased a cumulative total of 587,500 shares of the Company’s common stock. On May 11, 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. No shares will be purchased under the 2005 program until the 2004 program is completed. During the first three months of 2006, the Company did not purchase any shares of common stock of the Company.

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and promissory note. The line of credit agreement provides for maximum borrowings of $1,500,000 and is secured by the Company’s accounts receivable, equipment and inventory. As of March 31, 2006, the Company had a balance of $900,000 outstanding under the line of credit.

On March 31, 2006, the Company borrowed $1,125,000 evidenced by a promissory note in favor of a bank. The loan bears interest at a variable rate based on the prime rate, currently 8% per annum. A final payment of the remaining principal amount and accrued interest is due on July 31, 2006. The Company expects to enter into a new loan arrangement on or before the maturity of this loan and the line of credit on July 31, 2006. The Company believes that its available capital resources are adequate to support its current business levels, however, failure to enter into a renewal of its bank credit agreement would have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. Borrowings with the bank bear interest at a variable rate based on the prime rate, currently 8% per annum. Due to the nature of the Company’s borrowings, it has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2006, Timothy J. Tegeler, the Company’s Chief Executive Officer and William D. Edwards, Jr., the Company’s Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On March 31, 2006, the Company replaced its existing loans with Southwest Bank by executing a new promissory note in favor of the bank with a principal amount of $1,125,000 and a new line of credit providing for maximum borrowings of $1,500,000. Both the promissory note and the line of credit bear interest at a variable rate based on the prime rate, currently 8% per annum. The Company makes monthly interest payments on the outstanding principal amounts under the note and the line of credit beginning April 30, 2006. A final payment of the principal amount and accrued interest on the note and the line of credit is due on July 31, 2006. As of March 31, 2006, the Company had a balance of $900,000 outstanding under the line of credit. The Company expects to enter into a new loan arrangement on or before the maturity of the promissory note and the line of credit, each of which expire on July 31, 2006.

ITEM 6. EXHIBITS

Exhibits required as part of this report are listed in the index appearing on page 16.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIBONEY CORPORATION

By: /s/ William D. Edwards, Jr.
William D. Edwards, Jr.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized officer and principal financial officer)

May 15, 2006

Index to Exhibits

Exhibits

10.1	Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group Inc. and Siboney Corporation dated March 31, 2006

10.2	Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group Inc. and Siboney Corporation dated March 31, 2006

31.1	Certification by Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002