Form 10-Q
period 2006-06-30
SIBONEY CORP
filed 2006-08-11
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
$.10 per share

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET

Assets

	June 30,	December 31,
	2006 (Unaudited)	2005
Current Assets
Cash	$422,461	$270,987
Accounts receivable	1,150,281	833,916
Inventories	317,185	349,773
Refundable income taxes	23,165	21,665
Prepaid expenses and other assets	110,483	164,840
Deferred tax asset	221,000	191,000
Total Current Assets	2,244,575	1,832,181

Property and Equipment, Net	226,449	304,294

Capitalized Software, Net	2,337,504	2,214,901

Goodwill	1,045,015	1,045,015

Deferred Tax Asset	488,000	274,000

Other Assets	25,524	35,694

Total Assets	$6,367,067	$5,706,085

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable	$2,225,000	$1,200,000
Current portion of capitalized lease obligation	—	11,116
Accounts payable	201,814	387,516
Accrued expenses	552,101	455,930
Total Current Liabilities	2,978,915	2,054,562

Commitments and Contingencies (Note 7)

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,930,419 at June 30, 2006 and December 31, 2005	1,693,042	1,693,042
Additional paid-in capital	28,484	—
Retained earnings	1,666,626	1,958,481
Total Stockholders' Equity	3,388,152	3,651,523

Total Liabilities and Stockholders' Equity	$6,367,067	$5,706,085

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$2,233,779	$2,799,627	$3,729,183	$4,573,502

Cost of Product Sales	506,810	529,743	940,082	972,896

Gross Profit	1,726,969	2,269,884	2,789,101	3,600,606

Selling, General and Administrative
Expenses	1,617,145	1,810,578	3,258,917	4,002,900

Income (Loss) From Operations	109,824	459,306	(469,816)	(402,294)

Other Income (Expense)
Interest expense, net	(43,240)	(8,283)	(71,494)	(10,974)
Loss on sale and disposition of asset	—	—	(1,441)	—
Miscellaneous	689	411	896	1,399
Total Other Expense	(42,551)	(7,872)	(72,039)	(9,575)

Income (Loss) Before Income Taxes	67,273	451,434	(541,855)	(411,869)

Income Tax Benefit (Expense)	7,000	(255,000)	250,000	247,000

Net Income (Loss)	$74,273	$196,434	$(291,855)	$(164,869)

Earnings (Loss) Per Common Share - Basic	$0.00	$0.01	$(0.02)	$(0.01)

Earnings (Loss) Per Common Share - Diluted	$0.00	$0.01	$(0.02)	$(0.01)

Weighted Average Number of Common
Shares Outstanding - Basic	17,094,350	17,124,821	17,094,350	17,209,053

Weighted Average Number of Common
Shares Outstanding - Diluted	17,113,202	17,323,781	17,094,350	17,209,053

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(291,855)	$(164,869)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	99,634	119,178
Amortization	316,352	287,663
Deferred income taxes	(244,000)	(180,000)
Allowance for doubtful accounts, sales credits and returns	63,725	24,476
Reserve for obsolescence	1,800	8,800
Loss on disposition of assets	1,441	—
Stock-based compensation	28,484	—
Change in assets and liabilities:
Accounts receivable	(380,090)	(590,492)
Inventories	30,788	(81,784)
Refundable income taxes	(1,500)	339,584
Prepaid expenses and other assets	64,524	57,576
Accounts payable and accrued expenses	(89,530)	84,123
Net Cash Used In Operating Activities	(400,227)	(95,745)

Cash Flows From Investing Activities
Payments for equipment	(23,728)	(68,316)
Payments for software development costs	(438,955)	(655,580)
Proceeds from the sale of assets	500	—
Net Cash Used In Investing Activities	(462,183)	(723,896)

Cash Flows From Financing Activities
Borrowings on line of credit	1,100,000	450,000
Payments under stock buy back program	—	(120,986)
Principal payments on capital lease obligation	(11,116)	(12,670)
Principal payments on debt	(75,000)	(6,771)
Net Cash Provided By Financing Activities	1,013,884	309,573

Net Increase (Decrease) In Cash	151,474	(510,068)

Cash - Beginning of Period	270,987	686,642

Cash - End of Period	$422,461	$176,574

Supplemental Disclosure of Cash Flow Information
Interest paid	$71,629	$5,853
Income taxes paid	$6,700	$—

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

Certain prior period balance sheet and cash flow amounts have been accumulated to conform to current year presentation with no effect on any subtotals.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	June 30, 2006	December 31, 2005
Accounts receivable	$1,432,273	$1,065,108
Allowance for doubtful accounts, sales
credits and returns	(281,992)	(231,192)
	$1,150,281	$ 833,916

4. INVENTORIES

Inventories consist of:

	June 30, 2006	December 31, 2005
Raw materials	$223,219	$244,178
Finished goods	127,266	161,924
Reserve for obsolescence	(33,300)	(56,329)
	$317,185	$349,773

5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of:

	June 30, 2006	December 31, 2005
Software development in progress	$868,337	$987,575
Capitalized software development costs	4,362,826	3,804,633
Accumulated amortization	(2,893,659)	(2,577,307)
	$2,337,504	$2,214,901

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

At each reporting date, the Company reviews each capitalized project to determine if the unamortized balance exceeds its estimated net realizable value. Estimated net realizable value requires us to use judgment in projecting future revenues. Actual amounts realized could differ materially from those estimated. Future events such as market conditions, customer demand or technological obsolescence could cause us to conclude that the carrying value of the software at a given point in time is impaired, and the amount of the impairment so determined would be required to be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made.

Amortization expense related to capitalized software charged against earnings was $151,505 and $152,661 for the three months ended June 30, 2006 and 2005, respectively. Amortization expense related to capitalized software charged against earnings was $316,352 and $287,663 for the six months ended June 30, 2006 and 2005, respectively.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supercedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25). Under the provisions of SFAS 123(R), share-based compensation cost is measured at the date of grant, based on the estimated fair value of the award, and is recognized as expense on a straight line basis over the employee’s requisite service period.

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees under the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under this method, the Company did not recognize compensation cost for stock-option awards to employees because options were issued at exercise prices equal to the market value of the stock on the date of grant.

The Company adopted SFAS 123(R) using the modified prospective application method and accordingly, no prior periods have been restated. Under this method, the Company will recognize expense including (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). For the three and six months ended June 30, 2006, the Company recognized compensation expense related to options granted prior to January 1, 2006 of approximately $9,600 and $21,000, respectively. The Company granted options to purchase 437,900 shares in the three months ended June 30, 2006. For the three and six months ended June 30, 2006, the Company recognized approximately $7,500 of expense related to options granted after January 1, 2006. The total amount of approximately $28,500 is reflected in additional paid in capital at June 30, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss), as reported	$196,434	$(164,869)
Deduct: total stock-based employee compensation
expense determined under the fair value-based method
for all awards, net of related tax effects	(36,473)	(59,710)
Pro forma net income (loss)	$159,961	$(224,579)

Income (loss) per share (basic and diluted):
As reported	$0.01	$(0.01)
Pro forma	$0.01	$(0.01)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the three and six months ended June 30, 2006 and 2005. The expected life of the options represents the period of time the options are expected to be outstanding based on historical trends. The risk-free interest rate is determined using the rates for U.S. Treasury bonds with maturities similar to the expected life of the options at the time the options are granted. Estimated volatility is measured using historical weekly price changes of the stock over the expected life of the options.

	Three and Six Months Ended June 30, 2006 Actual		Three and Six Months Ended June 30, 2005 Pro forma

Expected option life	2.6	years	3.1	years
Risk-free interest rate	5.13%		3.76%
Expected volatility	62.3%		52.9%
Expected dividend yield	—		—

A summary of option activity is presented below:

Options	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,055,080	$0.20 - $0.655	$0.38
Granted	─	─	─
Forfeited/Expired	(227,200)	$0.2875 - $0.30	$0.29
Outstanding at March 31, 2006	2,827,880	$0.20 - $0.655	$0.32
Granted	437,900	$0.165 - $0.1815	$0.17
Forfeited/Expired	(392,320)	$0.165 - $0.5665	$0.40
Outstanding at June 30, 2006	2,873,460	$0.165 - $0.655	$0.28
Exercisable at June 30, 2006	2,311,448	$0.165 - $0.655	$0.29

As of June 30, 2006, there was $103,317 of total unrecognized compensation cost related to nonvested share-based compensation awards, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 3.1 years. The estimated forfeiture rate is based on historical forfeiture patterns. There was no intrinsic value of any options outstanding at June 30, 2006.

A summary of the status of the Company’s nonvested stock options as of June 30, 2006 and the activity for the three and six months ended June 30, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	1,053,019	$0.27
Granted	─	─
Vested	(73,678)	$0.27
Forfeited	(203,574)	$0.29
Nonvested at March 31, 2006	775,767	$0.26
Granted	124,588	$0.17
Vested	(63,805)	$0.38
Forfeited	(71,055)	$0.31
Nonvested at June 30, 2006	765,495	$0.21

The total fair value of stock options vested during the three months ended June 30, 2006 and 2005 was $24,049 and $14,303, respectively. The total fair value of stock options vested during the six months ended June 30, 2006 and 2005 was $43,973 and $31,941, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Outstanding Options			Exercisable Options
Range Of Exercise Prices	Number Of Options	Weighted Average Remaining Years Of Contractual Life	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price

$0.165 - $0.3163	2,223,960	4.0	$0.22	1,692,308	$0.22
$0.380 - $0.5665	449,500	1.8	0.39	419,140	0.39
$0.620 - $0.6550	200,000	0.0	0.66	200,000	0.66

$0.165 - $0.6550	2,873,460	3.1	$0.28	2,311,448	$0.29

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

8. DEBT

The Company has a $1,500,000 revolving line of credit agreement and a $1,125,000 promissory note with a bank. As of June 30, 2006, the Company had a balance of $1,100,000 outstanding under the line of credit. The line of credit agreement and promissory note were refinanced on March 31, 2006 and renewed on August 1, 2006, extending their maturity date from July 31, 2006 to November 1, 2006. Both the line of credit agreement and promissory note require monthly interest payments on the outstanding balance at a variable rate based on the prime rate, currently 8.25% per annum, and are secured by the Company’s assets. The Company expects to enter into a new credit agreement with its existing bank effective on or before November 1, 2006. The Company believes that its available capital resources are adequate to support its current business levels, however, failure to enter into a renewal of its bank credit agreement would have a material adverse effect on the Company’s financial condition and results of operations. The terms of a replacement credit facility may be less favorable than those historically experienced by the Company.

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

As of June 30, 2006, the Company employed approximately 15 people in its product development team who develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating systems and test for quality assurance. The Company released a new version of Orchard in 2005 - Orchard Gold Star - with significantly improved options for interim formative assessment and curriculum mapping, upgraded management and progress reports, upgraded content and content sequencing and a Structured Query Language (“SQL”) database foundation that provides improved performance and scalability within schools and school districts.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of the Company’s Orchard business is repeat business from schools or school districts that benefit from Orchard’s scalability by acquiring additional skill trees (individual programs) or bundles. The Company believes that Orchard has become a recognized competitor in the comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 78.8% and 76.0% of the Company’s revenue for the six months ended June 30, 2006 and 2005, respectively.

In addition to Orchard Software for Your State, the Company publishes four other instructional software product lines:

GAMCO Educational Software (“GAMCO”), the Company's original software product line, provides schools with single titles and curriculum solutions which the Company believes are highly motivating and engaging. GAMCO products are sold through the major national and regional school software catalog dealers, the Company's inside sales force, its direct catalogs and direct promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs. Popular titles include Touchdown Math, Math Concepts, Language Concepts and Phonics. The Company is expecting to release its new software titles along with an improved version of the GAMCO manager in the third quarter of 2006.

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

The Company’s Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is the Company’s primary product offering for the adult learning market and allows the Company to achieve incremental sales growth through this market. In addition, the Company has developed a series of bundled EAS titles named Real Achievement which includes a robust student management and reporting system. The Company is focusing programming resources on upgrading and enhancing these titles as a result of a perceived increase in demand for adult learner and remedial products.

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

Results of Operations for the Three and Six Months Ended June 30, 2006 Compared To Three and Six Months Ended June 30, 2005

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s operating results during the periods covered by the accompanying consolidated financial statements.

Total revenues decreased 20.2% or $565,848 to $2,233,779 from $2,799,627 during the second quarter of 2006 compared to the second quarter of 2005. Total revenue decreased 18.5% or $844,319 to $3,729,183 in the first six months of 2006 from $4,573,502 in the first six months of 2005. These decreases were attributable primarily to overall decreased educational funding levels which led to decreased sales for Siboney Learning Group.

Cost of product sales decreased 4.3% or $22,933 to $506,810 from $529,743 during the second quarter of 2006 compared to the second quarter of 2005. Cost of product sales decreased 3.4% or $32,814 to $940,082 from $972,896 during the first six months of 2006 compared to the first six months of 2005. This decrease was attributable to lower royalty expense due to removing the Merit content from the current product, partially offset by higher material costs due to writing off older versions of our software in 2006.

Selling, general and administrative expenses decreased 10.7% or $193,433 to $1,617,145 from $1,810,578 during the second quarter of 2006 compared to the second quarter of 2005. Selling, general and administrative expenses decreased 18.6% or $743,983 to $3,258,917 from $4,002,900 during the first six months of 2006 compared to the first six months of 2005. These decreases were due to our efforts over the past year to align operating expenses to lower projected sales by implementing cost reduction initiatives resulting in lower salaries, professional fees and sales and marketing expenses. The full effect of these reductions will not be realized until the third quarter of 2006.

The Company’s net income for the second quarter of 2006, primarily for the reasons described above, was $74,273, after income tax benefit of $7,000, compared to net income of $196,434 after income tax expense of $255,000 for the second quarter of 2005. The income tax benefit of $7,000 for the quarter ended June 30,

2006 differs from the net income before taxes multiplied by our effective tax rate due to the return to provision adjustments recorded in the second quarter. The Company’s net loss for the first six months of 2006 was $291,855, after income tax benefit of $250,000, compared to net loss of $164,869 after income tax benefit of $247,000.

Liquidity and Capital Resources

Cash increased $151,474 or 55.9% to $422,461 at June 30, 2006 compared to $270,987 at December 31, 2005 primarily reflecting borrowings on the line of credit.

Accounts receivable increased $316,365 or 37.9% to $1,150,281 at June 30, 2006 compared to $833,916 at December 31, 2005 primarily due to stronger sales in the second quarter of 2006 compared to the fourth quarter of 2005.

Short-term debt increased $1,025,000 or 85.4% to $2,225,000 at June 30, 2006 from $1,200,000 at December 31, 2005 primarily due to seasonal borrowing on the line of credit.

Working capital deficit was $734,337 at June 30, 2006 compared to $222,381 at December 31, 2005 primarily due to the increase in short-term debt, partially offset by the increase in cash and accounts receivable.

On March 8, 2004, the Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. Under this program, the Company has repurchased a cumulative total of 587,500 shares of the Company’s common stock. On May 11, 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of the Company’s common stock from time to time in the open market or in privately negotiated transactions. No shares will be purchased under the 2005 program until the 2004 program is completed. During the first six months of 2006, the Company did not purchase any shares of common stock of the Company.

The Company has financed its business primarily with cash generated from operating activities, accessing its bank revolving line of credit and promissory note. The Company has a $1,500,000 revolving line of credit agreement and a $1,125,000 promissory note with a bank. As of June 30, 2006, the Company had a balance of $1,100,000 outstanding under the line of credit. The line of credit agreement and promissory note were refinanced on March 31, 2006 and renewed on August 1, 2006, extending their maturity date from July 31, 2006 to November 1, 2006. Both the line of credit agreement and the promissory note require monthly interest payments on the outstanding balance at a variable rate based on the prime rate, currently 8.25% per annum, and are secured by the Company’s accounts receivable, equipment and inventory. The Company expects to enter into a new loan arrangement on or before the maturity of this loan and the line of credit on November 1, 2006. The Company believes that its available capital resources are adequate to support its current business levels, however, failure to enter into a renewal of its bank credit agreement would have a material adverse effect on the Company’s financial condition and results of operations. The terms of a replacement credit facility may be less favorable than those historically experienced by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor does the Company invest in speculative financial instruments. Borrowings with the bank bear interest at a variable rate based on the prime rate, currently 8.25% per annum. A 1% change in the prime rate would result in a change in interest expense of $22,250 on an annual basis on outstanding debt as of June 30, 2006. Due to the nature of the Company’s borrowings, it has concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2006, Timothy J. Tegeler, the Company’s Chief Executive Officer and William D. Edwards, Jr., the Company’s Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) risks related to our customers’ dependence on government funding to purchase the Company’s products; (2) risks associated with our ability to compete with well-established and well-funded competitors; (3) risks associated with the constant changes in the technologies used to build and deliver the Company’s products; (4) the Company’s ability to retain key personnel; (5) the Company’s ability to motivate its independent dealer representatives to sell the Company’s products; (6) changes in market acceptance and demand for curriculum-based educational software; (7) risks associated with acceptance of statistical studies; and (8) risks associated with our ability to access capital to finance our business including the necessity to refinance short-term bank loans.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 17, 2006. At the annual meeting, shareholders of the Company voted to elect six directors.

With respect to the election of directors, the following votes were cast:

Nominee	Votes in Favor	Votes Withheld	Bank Non-votes

Rebecca M. Braddock	10,766,577	545,044	184,153

William D. Edwards, Jr.	10,623,972	687,649	184,153

John J. Riffle	10,767,622	543,999	184,153

Lewis B. Shepley	10,780,872	530,749	184,153

Timothy J. Tegeler	10,587,572	724,049	184,153

Jerome W. Thomasson	10,780,672	530,949	184,153

Directors are elected by a plurality of the votes cast at the meeting. This means that the individuals who receive the largest number of votes are elected as directors up to the maximum number of directors to be chosen at the meeting. There were no nominees for director other than management's nominees identified above. Accordingly, each such nominee received a plurality of the votes cast and, therefore, was elected. Broker non-votes are included in “votes in favor” for the purposes of election of directors.

ITEM 5. OTHER INFORMATION

Effective August 1, 2006, the Company replaced its existing loans with Southwest Bank by executing a new promissory note in favor of the bank with a principal amount of $1,125,000 and a new line of credit providing for maximum borrowings of $1,500,000. Both the promissory note and the line of credit bear interest at a variable rate based on the prime rate, currently 8.25% per annum. They are each secured by the Company’s accounts receivable, equipment and inventory under the terms of a security agreement with the bank dated June 1, 2003. The Company is obligated to make monthly interest payments on the outstanding principal amounts under the note and the line of credit beginning August 31, 2006. The promissory note and the line of credit mature on November 1, 2006. As of June 30, 2006, the Company had a balance of $1,100,000 outstanding under the line of credit. The Company expects to enter into a new loan arrangement on or before the maturity of the promissory note and the line of credit, each of which expire on November 1, 2006.

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
William D. Edwards, Jr.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized officer and principal financial officer)

August 11, 2006

Index to Exhibits

Exhibits

10.1	Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group Inc. and Siboney Corporation dated August 1, 2006

10.2	Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group Inc. and Siboney Corporation dated August 1, 2006

10.3	General Business Security Agreement in favor of Southwest Bank of St. Louis by Siboney Learning Group Inc. and Siboney Corporation dated June 1, 2003.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002