Form 10-Q
period 2006-09-30
SIBONEY CORP
filed 2006-11-14
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
$.10 per share

Index

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SIBONEY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
Assets
	September 30,	December 31,
	2006	2005
	(Unaudited)
Current Assets
Cash	$137,603	$270,987
Accounts receivable	649,586	833,916
Inventories	293,088	349,773
Refundable income taxes	13,944	21,665
Prepaid expenses and other assets	154,477	164,840
Deferred tax asset	171,000	191,000
Total Current Assets	1,419,698	1,832,181

Property and Equipment, Net	168,919	304,294

Long Term Note Receivable	164,503	—

Capitalized Software, Net	2,332,124	2,214,901

Goodwill	1,045,015	1,045,015

Deferred Tax Asset	758,000	274,000

Other Assets	19,149	35,694

Total Assets	$5,907,408	$5,706,085

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable	$2,225,000	$1,200,000
Current portion of capitalized lease obligation	—	11,116
Accounts payable	211,676	387,516
Accrued expenses	426,952	455,930
Total Current Liabilities	2,863,628	2,054,562

Commitments and Contingencies (Note 9)

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,930,419 at September 30, 2006 and December 31, 2005	1,693,042	1,693,042
Additional paid-in capital	33,093	—
Retained earnings	1,317,645	1,958,481
Total Stockholders' Equity	3,043,780	3,651,523

Total Liabilities and Stockholders' Equity	$5,907,408	$5,706,085

Note: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$1,289,135	$1,435,446	$5,018,318	$6,008,948

Cost of Product Sales	444,039	529,364	1,384,122	1,502,260

Gross Profit	845,096	906,082	3,634,196	4,506,688

Selling, General and Administrative
Expenses	1,353,443	1,616,200	4,612,358	5,619,100

Loss From Operations	(508,347)	(710,118)	(978,162)	(1,112,412)

Other Income (Expense)
Interest expense, net	(46,768)	(10,751)	(118,262)	(21,725)
Loss on sale and disposition of asset	(14,960)	—	(16,401)	—
Miscellaneous	94	136	990	1,535
Total Other Expense	(61,634)	(10,615)	(133,673)	(20,190)

Loss Before Income Taxes	(569,981)	(720,733)	(1,111,835)	(1,132,602)

Income Tax Benefit	221,000	174,000	471,000	421,000

Net Loss	$(348,981)	$(546,733)	$(640,835)	$(711,602)

Loss Per Common Share - Basic	$(0.02)	$(0.03)	$(0.04)	$(0.04)

Loss Per Common Share - Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.04)

Weighted Average Number of Common
Shares Outstanding - Basic	17,094,350	17,030,419	17,094,350	17,149,291

Weighted Average Number of Common
Shares Outstanding - Diluted	17,094,350	17,244,960	17,094,350	17,556,828

See accompanying notes to unaudited consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(640,835)	$(711,602)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	142,201	175,265
Amortization	500,542	465,243
Deferred income taxes	(464,000)	(342,000)
Allowance for doubtful accounts, sales credits and returns	60,325	78,313
Reserve for obsolescence	(500)	13,500
Loss on disposition of assets	16,401	—
Stock-based compensation	33,093	—
Change in assets and liabilities:
Accounts receivable	(40,498)	291,691
Inventories	57,185	(106,464)
Refundable income taxes	7,721	327,191
Prepaid expenses and other assets	26,908	(50,042)
Accounts payable and accrued expenses	(204,818)	(176,334)
Net Cash Used In Operating Activities	(506,275)	(35,239)

Cash Flows From Investing Activities
Payments for equipment	(23,728)	(86,758)
Payments for software development costs	(617,765)	(993,345)
Proceeds from the sale of assets	500	—
Net Cash Used In Investing Activities	(640,993)	(1,080,103)

Cash Flows From Financing Activities
Borrowings on line of credit	1,100,000	725,000
Payments under stock buy back program	—	(120,986)
Principal payments on capital lease obligation	(11,116)	(19,135)
Principal payments on debt	(75,000)	(6,771)
Net Cash Provided By Financing Activities	1,013,884	578,108

Net Decrease In Cash	(133,384)	(537,234)

Cash - Beginning of Period	270,987	686,642

Cash - End of Period	$137,603	$149,408

Supplemental Disclosure of Cash Flow Information
Interest paid	$118,555	$22,562
Income taxes paid	$6,700	$837
At September 30, 2006, $164,503 was reclassified from accounts receivable to long term note receivable.

See accompanying notes to unaudited consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

1.   BASIS OF PRESENTATION

Our consolidated balance sheet as of December 31, 2005 was derived from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments considered necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

Certain prior period balance sheet and cash flow amounts have been accumulated to conform to current year presentation with no effect on any subtotals.

2.   GOING CONCERN UNCERTAINTY

At September 30, 2006, we reported cash of $137,603 and a working capital deficit of $1,443,930 primarily due to $2,225,000 of current debt that matures on January 1, 2007. We incurred a net loss of $640,835 for the nine months ended September 30, 2006 and a net loss of $1,236,394 for the year ended December 31, 2005. These factors create uncertainty as to our ability to operate as a going concern and continue in business.

Management has implemented cost reduction initiatives to align operating expenses with decreased levels of sales, including reductions in workforce, marketing expenses and other discretionary spending. Management plans to continue funding operations by securing additional financing or entering into alliances or collaborative agreements with third parties providing for net cash proceeds. There can be no assurance that management’s efforts to obtain additional funding will be successful. We continue to be in frequent contact and cooperation with the bank regarding extending our debt. Failure to increase and extend our bank credit agreement would have a material adverse effect on our financial condition and results of operations. The terms of a replacement credit facility may be less favorable than those we have historically experienced. The accompanying financial statements have been prepared assuming we will continue as a going concern.

3.   REVENUE RECOGNITION

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded. We recognize revenues in accordance with Statement of Position (“SOP”) 97-2 (Software Revenue Recognition) as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. In software arrangements that include more than one element, we allocate the total arrangement fee among the elements based on the vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable, using the price charged when that element is sold separately. For software arrangements in which we do not have VSOE for undelivered elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements or when all elements for which we do not have VSOE have been delivered.

Index

We also generate revenue by providing professional services which consist of consulting, training and implementation support. The revenue for these services is recognized as the services are performed. Consulting, training and implementation services are not essential to the functionality of our software products. Accordingly, revenues from these services are recognized separately.

4.    ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30, 2006	December 31, 2005

Accounts receivable	$875,836	$1,065,108
Allowance for doubtful accounts, sales
credits and returns	(226,250)	(231,192)
	$649,586	$833,916

5.    INVENTORIES

Inventories consist of:

	September 30, 2006	December 31, 2005

Raw materials	$189,038	$244,178
Finished goods	135,049	161,924
Reserve for obsolescence	(31,000)	(56,329)
	$293,088	$349,773

6.    LONG TERM NOTE RECEIVABLE

Long term note receivable consists of a promissory note with a principal amount of $238,603 and an interest rate of 6.183%. The term of the note is fifteen years and it is payable in monthly installments.

7.    CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs consist of:

	September 30, 2006	December 31, 2005
Software development in progress	$340,130	$987,575
Capitalized software development costs	5,069,843	3,804,633
Accumulated amortization	(3,077,849)	(2,577,307)
	$2,332,124	$2,214,901

Software development costs are capitalized at the point we determine that it is technologically feasible to produce the software title. The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. We cease capitalizing costs when the product is released for sale to our customers, at which time amortization of the capitalized costs begins. Capitalized software development costs are amortized on a product-by-product basis at the greater of the ratio that current gross revenue for a product for the period involved bears to the total of current and anticipated future gross revenues for the product or the straight-line method over the estimated economic life of the products, which is generally estimated to be 48 months.

Index

At each reporting date, we review each capitalized project to determine if the unamortized balance exceeds its estimated net realizable value. Estimated net realizable value requires us to use judgment in projecting future revenues. Actual amounts realized could differ materially from those estimated. Future events such as market conditions, customer demand or technological obsolescence could cause us to conclude that the carrying value of the software at a given point in time is impaired, and the amount of the impairment so determined would be required to be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made.

Amortization expense related to capitalized software charged against earnings was $184,192 and $177,580 for the three months ended September 30, 2006 and 2005, respectively. Amortization expense related to capitalized software charged against earnings was $500,542 and $465,243 for the nine months ended September 30, 2006 and 2005, respectively.

8.    SHARE-BASED COMPENSATION

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

Our Board of Directors may, in its sole discretion, amend, discontinue or terminate the 1997 Plan at any time, provided, however, that it may not, without stockholder approval, change the maximum number of shares for which options may be granted under the 1997 Plan.

We also have a non-qualified stock option plan (the “1987 Plan”) which provides for granting to eligible employees, directors, consultants and contractors of the Company or its subsidiaries, options to purchase authorized but unissued or reacquired shares of the Company’s common stock. The Board of Directors has full authority and discretion in fixing the purchase price of the stock subject to each option granted. The term of each option granted pursuant to the 1987 Plan shall not be more than five years from the date of grant.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the provisions of SFAS 123(R), share-based compensation cost is measured at the date of grant, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period.

Prior to January 1, 2006, we accounted for stock-based compensation to employees under the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under this method, we did not recognize compensation cost for stock option awards to employees because options were issued at exercise prices equal to the market value of the stock on the date of grant.

Index

We adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior period financial statements have been restated. Under this method, we will recognize expense including (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). For the three months ended September 30, 2006, we reversed previously recognized compensation expense of approximately $3,000 related to options granted prior to January 1, 2006 for which the requisite service period was not rendered. For the nine months ended September 30, 2006, we recognized compensation expense of approximately $18,000 related to options granted prior to January 1, 2006. For the three and nine months ended September 30, 2006, we recognized expense of approximately $7,000 and $15,000, respectively, related to options granted after December 31, 2005. The total amount of approximately $33,000 is reflected in additional paid-in capital at September 30, 2006.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(546,733)	$(711,602)
Deduct: total stock-based employee compensation
expense determined under the fair value-based method
for all awards, net of related tax effects	(18,626)	(44,978)
Pro forma net loss	$(565,359)	$(756,580)

Loss per share (basic and diluted):
As reported	$(0.03)	$(0.04)
Pro forma	$(0.03)	$(0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the option pricing model for the three and nine months ended September 30, 2006 and 2005. The expected life of the options represents the period of time the options are expected to be outstanding based on historical trends. The risk-free interest rate is determined using the rates for U.S. Treasury bonds with maturities similar to the expected life of the options at the time the options are granted. Estimated volatility is measured using historical weekly price changes of the stock over the expected life of the options.

	Three and Nine Months	Three and Nine Months
	Ended September 30, 2006	Ended September 30, 2005
	Actual	Pro forma

Expected option life	2.6 years	3.1 years
Risk-free interest rate	5.13%	3.85%
Expected volatility	1.012%	62.4%
Expected dividend yield	—	—

Index

A summary of option activity is presented below:

			Weighted
			Average
	Number of	Range of Exercise	Exercise
Options	Shares	Prices	Price
Outstanding at December 31, 2005	3,055,080	$0.20 - $0.655	$0.32
Granted	─	─	─
Forfeited/Expired	(227,200)	$0.2875 - $0.30	$0.29
Outstanding at March 31, 2006	2,827,880	$0.20 - $0.655	$0.32
Granted	437,900	$0.165 - $0.1815	$0.17
Forfeited/Expired	(392,320)	$0.165 - $0.5665	$0.40
Outstanding at June 30, 2006	2,873,460	$0.165 - $0.655	$0.28
Granted	─	─	─
Forfeited/Expired	(227,400)	$0.165 - $0.655	$0.60
Outstanding at September 30, 2006	2,646,060	$0.165 - $0.42	$0.25
Exercisable at September 30, 2006	2,108,728	$0.165 - $0.42	$0.19

As of September 30, 2006, there was $81,777 of total unrecognized compensation cost related to nonvested share-based compensation awards, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.9 years. The estimated forfeiture rate is based on historical forfeiture patterns. There was no intrinsic value of any options outstanding at September 30, 2006.

A summary of the status of our nonvested stock options as of September 30, 2006 and the activity for the three and nine months ended September 30, 2006 is presented below:

		Weighted Average
		Grant-Date
Nonvested Shares	Number of Shares	Fair Value
Nonvested at December 31, 2005	1,053,019	$0.27
Granted	─	─
Vested	(73,678)	$0.27
Forfeited	(203,574)	$0.29
Nonvested at March 31, 2006	775,767	$0.26
Granted	124,588	$0.17
Vested	(63,805)	$0.38
Forfeited	(71,055)	$0.31
Nonvested at June 30, 2006	765,495	$0.21
Granted	─	─
Vested	(68,770)	$0.26
Forfeited	(24,517)	$0.03
Nonvested at September 30, 2006	672,208	$0.21

Index

The total fair value of stock options vested during the three months ended September 30, 2006 and 2005 was $17,903 and $38,087, respectively. The total fair value of stock options vested during the nine months ended September 30, 2006 and 2005 was $61,876 and $70,028, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
Range Of	Number	Remaining Years	Average	Number	Average
Exercise	of	Of Contractual	Exercise	Of	Exercise
Prices	Options	Life	Price	Options	Price

$0.165 - $0.3163	2,196,560	4.0	$0.22	1,689,588	$0.22
$0.380 - $0.4200	449,500	1.8	0.39	419,140	0.39

$0.165 - $0.420	2,646,060	2.9	$0.25	2,108,728	$0.26

9. COMMITMENTS AND CONTINGENCIES

On June 25, 2004, Merit Audio Visual, Inc. d/b/a Merit Software (“Merit”) filed a lawsuit in the Federal District Court for the Eastern District of Missouri against Siboney Corporation, Siboney Learning Group, Inc., and the Company’s former President (collectively “Siboney”). In the lawsuit, Merit alleged, among other things, copyright infringement and breach of contract. In September 2004, we recorded a $615,000 litigation settlement accrual. In December 2004, Siboney entered into a definitive agreement with Merit to settle all claims in the lawsuit. The principal terms of the settlement agreement included: none of the parties admitted liability for any of the claims; our software licensing agreement with Merit terminated as of December 31, 2005; we agreed to pay royalties due under the licensing agreement through its termination; we paid to Merit $465,000 upon execution of the settlement agreement; Merit returned approximately $50,000 of the royalty payments previously made by Siboney; and Siboney paid to Merit $100,000 in September 2005. We paid the final payment of $100,000 in September 2006. In accordance with the settlement agreement, all claims were dismissed with prejudice on January 18, 2005.

10. DEBT

We have a $1,500,000 revolving line of credit agreement and borrowings under a $1,125,000 promissory note with a bank. As of September 30, 2006, we had a balance of $1,100,000 outstanding under the line of credit. The line of credit agreement and promissory note were renewed on November 1, 2006, extending their maturity date to January 1, 2007. Both the line of credit agreement and the promissory note require monthly interest payments on the outstanding balance at a variable rate based on the prime rate, currently 8.25% per annum, and are secured by our assets. We continue to be in frequent contact and cooperation with the bank regarding extending our debt. We may not have cash reserves sufficient to meet our operational expenditure forecast for the remainder of 2006. Management plans to continue funding operations by securing additional financing or entering into alliances or collaborative agreements with third parties providing for net cash proceeds. Failure to increase and extend our bank credit agreement would have a material adverse effect on our financial condition and results of operations. The terms of a replacement credit facility may be less favorable than those we have historically experienced. There can be no assurance that Management’s efforts to obtain additional funding will be successful.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science, writing and English as a Second Language, primarily for K-12 students and adult learners. We publish two comprehensive software product lines ─ Orchard Software for Your State and Journey ─ and three titles-based product lines ─ GAMCO Educational Software, Teacher Support Software and Educational Activities Software. We believe that these products position us to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

The passage and implementation of the No Child Left Behind Act (“NCLB”) in 2002 placed higher standards for accountability, research-based products, instructional improvement and data-driven decision-making upon all public schools in the United States. As a result, we have focused on the development, upgrading, selling and marketing of our Orchard Software for Your State (“Orchard”) product line. We believe that Orchard is a cost-effective solution for schools facing growing pressures to demonstrate Adequate Yearly Progress and instructional improvement as mandated by NCLB.

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

As of September 30, 2006, we employed approximately 15 people in our product development team who develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating systems and test for quality assurance. We released a new version of Orchard in 2005 - Orchard Gold Star - with significantly improved options for interim formative assessment and curriculum mapping, upgraded management and progress reports, upgraded content and content sequencing and a Structured Query Language (“SQL”) database foundation that provides improved performance and scalability within schools and school districts.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of our Orchard business is repeat business from schools or school districts that benefit from Orchard’s scalability by acquiring additional Skill Trees or bundles. We believe that Orchard has become a recognized competitor in the comprehensive instructional software market as a result of its

Index

motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 77.1% and 76.3% of the Company’s revenue for the nine months ended September 30, 2006 and 2005, respectively.

In addition to Orchard Software for Your State, we publish four other instructional software product lines:

GAMCO Educational Software (“GAMCO”), the Company’s original software product line, provides schools with single titles and curriculum solutions which we believe are highly motivating and engaging. GAMCO products are sold through the major national and regional school software catalog dealers, the Company’s inside sales force, its direct catalogs and direct promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs. Popular titles include Touchdown Math, Math Concepts, Language Concepts and Phonics. In the third quarter, we released the first of the new GAMCO software titles along with an improved version of the GAMCO manager.

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

Our Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is our primary product offering for the adult learning market and allows us to achieve incremental sales growth through this market. In addition, we have developed a series of bundled EAS titles named Real Achievement which includes a robust student management and reporting system. We are focusing programming resources on upgrading and enhancing these titles as a result of a perceived increase in demand for adult learner and remedial products.

We have upgraded Journey to make it more competitive with other prescriptive self-branching integrated learning systems. We are in the process of further enhancing Journey and developing an online version.

We generate sales from titles which have been revised for the home market and are sold through a direct-to-the-home marketer of educational software. This alliance allows the Company to achieve incremental sales in the home market without incurring the costs of expensive retail distribution.

We also have certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries which are not believed to be material to our ongoing results of operations or financial condition.

Index

Results of Operations for the Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

The following is management’s discussion and analysis of certain significant factors which have affected our operating results during the periods covered by the accompanying consolidated financial statements.

Total revenues decreased 10.2% or $146,311 to $1,289,135 from $1,435,446 during the third quarter of 2006 compared to the third quarter of 2005. Total revenues decreased 16.5% or $990,630 to $5,018,318 in the first nine months of 2006 from $6,008,948 in the first nine months of 2005. These decreases were attributable primarily to overall decreased educational funding levels which led to decreased sales for Siboney Learning Group.

Cost of product sales decreased 16.1% or $85,325 to $444,039 from $529,364 during the third quarter of 2006 compared to the third quarter of 2005. Cost of product sales decreased 7.9% or $118,138 to $1,384,122 from $1,502,260 during the first nine months of 2006 compared to the first nine months of 2005. These decreases were attributable primarily to lower royalty expense due to removing the Merit content from our current product, partially offset by higher material costs due to writing off older versions of our software and packaging in 2006.

Selling, general and administrative expenses decreased 16.3% or $262,757 to $1,353,443 from $1,616,200 during the third quarter of 2006 compared to the third quarter of 2005. Selling, general and administrative expenses decreased 17.9% or $1,006,742 to $4,612,358 from $5,619,100 during the first nine months of 2006 compared to the first nine months of 2005. These decreases were due to our efforts over the past year to align operating expenses to lower sales levels by implementing cost reduction initiatives resulting in lower salaries, professional fees and sales and marketing expenses.

Our net loss for the third quarter of 2006, primarily for the reasons described above, was $348,981, after income tax benefit of $221,000, compared to net loss of $546,733 after income tax benefit of $174,000 for the third quarter of 2005. The Company’s net loss for the first nine months of 2006 was $640,835, after income tax benefit of $471,000, compared to net loss of $711,602 after income tax benefit of $421,000.

Liquidity and Capital Resources

Cash decreased $133,384 or 49.2% to $137,603 at September 30, 2006 compared to $270,987 at December 31, 2005, primarily reflecting decreased sales.

Accounts receivable decreased $184,330 or 22.1% to $649,586 at September 30, 2006 compared to $833,916 at December 31, 2005, primarily due to decreased sales.

Short-term debt increased $1,025,000 or 85.4% to $2,225,000 at September 30, 2006 from $1,200,000 at December 31, 2005 primarily due to borrowings on the line of credit used to fund our needs for liquidity to operate our business.

Working capital deficit was $1,443,930 at September 30, 2006 compared to $222,381 at December 31, 2005 primarily due to the increase in short-term debt.

On March 8, 2004, the Board of Directors authorized a stock repurchase program under which we may purchase up to 1,000,000 shares of our common stock from time to time in the open market or in privately negotiated transactions. Under this program, we have repurchased a cumulative total of 587,500 shares of our common stock. On May 11, 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of our common stock from time to time in the open market or in privately negotiated transactions. No shares will be purchased under the 2005 program until the 2004 program is completed. During the first nine months of 2006, we did not purchase any shares of our common stock.

We have financed our business primarily with cash generated from operating activities, accessing its bank revolving line of credit and borrowings under a promissory note. We have a $1,500,000 revolving line of credit agreement and borrowings under a $1,125,000 promissory note with a bank. As of September 30, 2006, we had a balance of $1,100,000 outstanding under the line of credit. The line of credit agreement and

Index

promissory note were renewed on November 1, 2006, extending their maturity date to January 1, 2007. Both the line of credit agreement and the promissory note require monthly interest payments on the outstanding balance at a variable rate based on the prime rate, currently 8.25% per annum, and are secured by our accounts receivable, equipment and inventory. We continue to be in frequent contact and cooperation with the bank regarding extending our debt. We may not have cash reserves sufficient to meet its operational expenditure forecast for the remainder of 2006. Management plans to continue funding operations by securing additional financing or entering into alliances or collaborative agreements with third parties providing for net cash proceeds. Failure to enter into a renewal of our bank credit agreement would have a material adverse effect on the Company’s financial condition and results of operations. The terms of a replacement credit facility may be less favorable than those we have historically experienced. There can be no assurance that management’s efforts will obtain additional funding will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company presently does not use any derivative financial instruments to hedge its exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings with the bank bear interest at a variable rate based on the prime rate, currently 8.25% per annum. A 1% change in the prime rate would result in a change in interest expense of $22,250 on an annual basis on outstanding debt as of September 30, 2006. Due to the nature of our borrowings, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2006, Timothy J. Tegeler, the Company’s Chief Executive Officer and William D. Edwards, Jr., the Company’s Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following: (1) risks related to our customers’ dependence on government funding to purchase our products; (2) risks associated with our ability to access capital to finance our business, including the necessity to refinance short-term bank loans; (3) risks associated with our ability to compete with well-established and well-funded competitors; (4) risks associated with the constant changes in the technologies used to build and deliver our products; (5) our ability to retain key personnel; (6) our ability to motivate its independent dealer representatives to sell our products; (7) changes in market acceptance and demand for curriculum-based educational software; and (8) risks associated with acceptance of statistical studies.

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timeframe. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this report. The reader is advised, however, to consult any further disclosures we make on related subjects in reports to the SEC.

Index

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective November 1, 2006, we replaced our existing loans with Southwest Bank by executing a new promissory note in favor of the bank with a principal amount of $1,125,000 and a new line of credit providing for maximum borrowings of $1,500,000. Both the promissory note and the line of credit bear interest at a variable rate based on the prime rate, currently 8.25% per annum. They are each secured by our accounts receivable, equipment and inventory under the terms of a security agreement with the bank dated June 1, 2003. We are obligated to make monthly interest payments on the outstanding principal amounts under the note and the line of credit beginning November 30, 2006. The promissory note and the line of credit mature on January 1, 2007. As of September 30, 2006, we had a balance of $1,100,000 outstanding under the line of credit. We continue to be in frequent contact and cooperation with the bank regarding extending our debt.

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

By: /s/ William D. Edwards, Jr.
William D. Edwards, Jr.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized officer and principal financial officer)

November 14, 2006

Index

Index to Exhibits

Exhibits

10.1	Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group Inc. and Siboney Corporation dated November 1, 2006

10.2	Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group Inc. and Siboney Corporation dated November 1, 2006

31.1	Certification by Chief Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002