Form 10-K
period 2006-12-31
SIBONEY CORP
filed 2007-03-23
CIK 90057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐  NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐  NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐  NO  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant as of June 30, 2006 was $2,159,166. This value was based on the average of the bid and asked prices on June 30, 2006.

As of March 23, 2007, the registrant had 16,920,419 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on May 22, 2007 (the “2007 Proxy Statement”) are incorporated by reference in Part III of this report.

Index

PART I

Item 1.	Business

General - Siboney Corporation was incorporated in the State of Maryland in 1955. Our principal business is the publishing of educational software products in core academic areas, primarily for schools.

Unless the context indicates otherwise, references to us, our, we or the “Company” in this report include Siboney Corporation and its subsidiaries.

Business - General Description And Current Developments - Our principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science, writing and English as a Second Language, primarily for K-12 students and adult learners.

We publish two comprehensive software product lines:
•	Orchard Software for Your State (“Orchard”)
•	Journey

We also publish three titles-based product lines:
•	GAMCO Educational Software
•	Teacher Support Software
•	Educational Activities Software

We believe that these products position us to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

The passage and implementation of the No Child Left Behind Act (“NCLB”) in 2002 placed higher standards for accountability, research-based products, instructional improvement and data-driven decision-making upon all public schools in the United States. As a result, we focus on the development, upgrading, selling and marketing of our Orchard product line. We believe that Orchard is a cost-effective solution for schools facing growing pressures to demonstrate Adequate Yearly Progress and instructional improvement as mandated by NCLB.

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

Over 8,000 schools use Orchard in computer labs, learning centers and classrooms to supplement core instruction. Unlike many competitive comprehensive solutions, Orchard’s solution is delivered as an unlimited network/site license with no required recurring fees. Orchard’s scalable product configurations allow schools with limited budgets to make a modest initial investment by purchasing individual Skill Trees and then to grow their Orchard solution with future purchases of larger curriculum bundles.

As of December 31, 2006, we have approximately 16 people on product development teams who develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating

Index

systems and test for quality assurance. We released two updated versions of Orchard in 2006 which included new curriculum titles and updated graphics, along with enhanced assessment and reporting capabilities.

In early 2007 we were notified that Orchard Gold Star 4.2 is a finalist for “Best Education Solution” in the Software & Information Industry Association’s 22nd annual CODiE Awards. Considered one of the most prestigious awards programs, the CODiE Awards are the only peer-recognition program of its kind. The CODiE Awards finalists were selected by over 219 judges who work in the technology and education industry.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of our Orchard business is repeat business from schools or school districts that benefit from Orchard’s scalability by acquiring additional Skill Trees (individual programs) or bundles. We believe that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 79%, 77% and 77% of our revenue for the years 2006, 2005 and 2004, respectively. A version of Orchard (Orchard Home) appropriate for home users is sold through a direct-to-home marketer of educational products. This reseller relationship provides us with access to the home market without the costs associated with retail distribution.

In addition to Orchard and Journey we also publish three other instructional software product lines:

GAMCO Educational Software (“GAMCO”) is our original software product line. GAMCO provides schools with single titles and curriculum solutions which we believe are highly motivating and engaging. GAMCO products are sold through the major national and regional school software catalog dealers, our inside sales force, direct catalogs and direct promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs. Popular titles include Touchdown Math, Math Concepts, Language Concepts and Phonics. Many of our GAMCO titles were updated in 2006 to run under the Macintosh OS X operating system in an effort to pursue sales in this underserved market.

The Teacher Support Software (“TSS”) product line is best known for its popular tools for teachers and reading programs. TSS products are sold through all of our sales channels as single-title solutions and as part of comprehensive Orchard solutions. We actively upgrade older TSS products to be compatible with the computers and networks found in schools today. Our GAMCO and TSS single title product lines contributed 9%, 10% and 11% of our revenue for the years 2006, 2005 and 2004, respectively.

Our Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is our primary product offering for the adult learning market and allows us to achieve incremental sales growth through this market. We continue to allocate programming resources on upgrading and enhancing these titles as a result of a perceived increase in demand for adult learner and remedial products. This product has represented approximately 8% of our revenues for the years 2006 through 2004.

In February 2007 we entered into a strategic alliance and joint development agreement with Edumatics Corporation, Inc. (“Edumatics”). Under the agreement we will jointly develop and market a new test preparation program. We will split the costs and any revenues generated with Edumatics.

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

Copyrights and Licenses — We hold various copyrights and license rights, which are material to our business. We license certain software under licensing agreements. That software is built into our products and we have to achieve minimum sales and make related royalty payments over a specified number of years under the agreements. The licensing agreements are renewable after their initial term has expired.

Index

Seasonality — We typically experience our highest levels of sales and accounts receivable in the educational products business in the second quarter of the calendar year.

Working Capital Items — We do not purchase or maintain material inventories in advance of sales of products, although certain materials are purchased in larger quantities to obtain volume discounts. We do not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available. Siboney Learning Group accepts returns for 90 days from the date of purchase if a customer is not satisfied. Returns approximated 3% of sales in 2006 and 2005 and 2% of sales in 2004.

Dependence on Limited Number of Customers — Sales to Brainstorm USA represented 16.5% and 12.6% of total revenues for 2006 and 2005, respectively.

Backlog — We historically do not have a material backlog of orders.

Government Business — Sales of Siboney Learning Group’s computer software products are substantially dependent upon expenditures of school districts and individual schools. Although a substantial portion of Siboney Learning Group’s business is done with governmental subdivisions, such business is not subject to price renegotiation or termination at the election of the government.

Environmental Impact— Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment are not material to us.

Software Development— We capitalize software development costs when we determine that it is technologically feasible to produce the software title. We amortize these costs on a product-by-product basis at the greater of the ratio of a product’s current gross revenue to the total of its current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, which is generally estimated to be 48 months.

Competition— We operate in highly competitive markets, which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures. A number of our competitors are significantly larger and have substantially greater resources than us. We compete on the basis of price and effectiveness of software in achieving intended results.

Competitors in the comprehensive learning systems market include the following major publishers:
•	Pearson Digital Learning
•	Plato Learning
•	Compass Learning
•	Riverdeep

Personnel— As of December 31, 2006, we had 46 full-time employees. Our employees are not represented by any union.

Website—Our website address is http://www.Siboney.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K can be accessed through our website via the “SEC Filings” link to the SEC’s EDGAR database. Reports are available on the SEC’s website at www.sec.gov.

Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K.

Index

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	Risks related to our customers’ dependence on government funding to purchase our products.
•	Risks associated with our ability to access capital to finance our business.
•	Risks associated with our ability to compete with well-established and well-funded competitors.
•	Risks associated with the constant changes in the technologies used to build and deliver our products.
•	Our ability to retain key personnel.
•	Our ability to motivate our independent dealer representatives to sell our products.
•	Changes in market acceptance and demand for curriculum-based educational software, including the effects of possible changes to NCLB requirements.
•	Risks associated with acceptance of statistical studies.

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

Certain states are challenging the federal government regarding the requirements of NCLB because they do not believe it is achievable. In some cases, these states are refusing federal funding which could adversely affect our revenues and profitability. There are also published reports that NCLB may be amended to reduce the requirements imposed on schools, which could reduce demand for our products.

Our ability to access sufficient capital to finance operations may be adversely affected by decreased operating results.

We may not be able to access capital in the future to meet our liquidity needs and finance our operations and future growth. Any future deterioration in our operating results and cash flow may impair our future ability to raise additional funds to finance operations. As a result, we may not be able to maintain adequate liquidity to support our operations or achieve our future growth. We also may not be able to comply with covenants contained in our loan documents.

Index

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

Our products involve integration with both operating systems and products developed by others. If third-party software that we rely upon is discontinued, fails to integrate with our products or fails to be supported by its respective vendors or to operate properly, we would have to reprogram our products. We cannot be certain that we can reprogram our products in a cost-effective or timely manner. If third parties release new versions of these systems or products before we develop products compatible with such new releases, demand for our services and products might decline, which could harm our revenues and profitability.

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

Index

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

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

We will be required to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 beginning with our Annual Report on Form 10-K for the year ending December 31, 2007. Section 404 requires us to evaluate and report on our system of internal controls over financial reporting, however, we are not required to have our independent accountants report on this evaluation or certify our compliance with the rules related to our system of internal controls until the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to various sanctions. Any inability to provide reliable financial reports could harm our business. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease the following properties:

Location	Approximate Square Feet	Use	Expiration Date

St. Louis, MO	8,000	Office space	December 31, 2007
St. Louis, MO	7,000	Warehouse facility	May 30, 2010
Lansing, MI	4,000	Office space for research and development	May 31, 2011

We use 1,966 square feet of office space in Skokie, Illinois under a lease which expires December 31, 2007. The Skokie office housed our curriculum and instructional design office which was closed in March 2006 and is currently being sub-let to an unaffiliated company.

We also have certain natural resource interests through several subsidiaries, which we do not believe are material assets, individually or in the aggregate.

Siboney Coal Company, Inc. (“Siboney Coal”), a subsidiary of the Company, owns fee and mineral interests in coal properties aggregating approximately 1,425 acres in Johnson and Martin Counties, Kentucky. Previously these properties were leased to a mining company; however, we were unable to agree on the continuing terms of the lease and the lease was terminated on May 14, 2003. We received no royalties on these properties in 2006, 2005 or 2004. In June 2006, we entered into a new coal lease. The new lease provides for royalties which we expect to start receiving in the last half of 2007.

Index

Other subsidiaries of the Company have royalty and working interests in oil and gas leases and property rights. Revenues from such leases and interests are not material. The present value of estimated future net oil and gas reserves of the Company’s subsidiaries is presently not determinable, but is not believed to be material.

Prior to 1958, the Company held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated. The Company filed claims against the Cuban government with the U.S. Foreign Claims Settlement Commission which certified the Company’s loss as $2,454,000 plus interest from November 1959. No funds have been appropriated to satisfy such claims. Accordingly, we do not consider the collection of the claims to be probable.

Item 3.	Legal Proceedings

From time to time, we have been involved in litigation arising out of our business. No such litigation is pending at the date of this report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the quarter ended December 31, 2006.

Index

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Sales of our common stock are reported on the Over-The-Counter “Bulletin Board” maintained by NASDAQ.

Stock Price and Dividend Information

The following table sets forth the high and low bid prices per share of common stock.

2006			2005
Quarter	High	Low	Quarter	High	Low

First	$.27	$.20	First	$.49	$.29
Second	.24	.14	Second	.31	.21
Third	.20	.12	Third	.35	.22
Fourth	.13	.10	Fourth	.25	.17

The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)	Holders

The number of holders of record of the Company’s common stock as of March 23, 2007 was 7,893.

(c)	Dividends

No cash dividends were paid on our common stock in 2006 or 2005. Generally, the payment of dividends is within the discretion of the Board of Directors who will consider all relevant factors in making determinations regarding future dividends, if any. We intend to continue our historical pattern of utilizing cash generated by operations to support future growth. Our loan agreements presently prohibit payment of dividends.

(d)	Securities Authorized For Issuance under Equity Compensation Plans

See Part III, Item 12 on page 43.

Index

(e)	Recent Sales of Unregistered Securities

None.

(f)	Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock made during the three months ended December 31, 2006 by the Company.

Period	(A) Total Number Of Shares Purchased	(B) Average Price Paid Per Share	(C) Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs(1)	(D) Maximum Number (Or Approximate Dollar Value) Of Shares That May Yet Be Purchased Under The Plans Or Programs at Month End
Month #1 (Oct. 1 - Oct. 31)	—	—	—	1,312,500
Month #2 (Nov. 1 - Nov. 30)	10,000	$.105	10,000	1,302,500
Month #3 (Dec. 1 - Dec. 31)	—	—	—	1,302,500

Total	10,000	$.105	10,000	1,302,500

(1) In 2004, the Board of Directors authorized a stock repurchase program under which we may purchase up to 1,000,000 shares of our common stock from time to time in the open market or in privately negotiated transactions. Under this program, we bought a cumulative total of 697,500 shares of our common stock. In 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of our common stock from time to time in the open market or in privately negotiated transactions. No shares will be purchased under the 2005 program until the 2004 program is completed.

Index

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Form 10-K. The Statement of Operations data set forth below for each of the years in the three-year period ended December 31, 2006 and the Balance Sheet data as of December 31, 2006 and 2005 are derived from, and qualified by reference to, our consolidated financial statements appearing elsewhere in this Form 10-K. The Statement of Operations data for the years ended December 2003 and 2002 and the Balance Sheet data as of December 31, 2004, 2003 and 2002 are derived from audited financial statements not included herein.

	Years Ended December 31,
Statement of Operations Data:	2006	2005	2004	2003	2002
Revenues	$6,295,934	$7,544,703	$10,182,717	$8,752,789	$8,902,275
Income (loss) from operations	$(1,497,225)	$(1,969,221)	$(42,216)	$699,509	$1,204,015
Income (loss) before income taxes	$(1,666,772)	$(2,008,394)	$190,172	$685,110	$1,159,481
Net income (loss)	$(1,012,772)	$(1,236,394)	$101,172	$451,035	$706,081
Earnings (loss) per common share - basic	$(0.06)	$(0.07)	$0.01	$0.03	$0.04
Weighted average number of common shares outstanding - basic	17,093,391	17,094,350	17,524,049	17,343,407	16,785,146
Earnings (loss) per common share - diluted	$(0.06)	$(0.07)	$0.01	$0.03	$0.04
Weighted average number of common shares outstanding - diluted	17,093,391	17,094,350	17,963,775	17,374,890	17,175,789

	December 31,
Balance Sheet Data:	2006	2005	2004	2003	2002
Total assets	$6,023,329	$5,706,085	$6,386,832	$6,369,753	$5,871,235
Long-term debt and capital leases	$2,568,750	$-	$111,116	$43,574	$211,768
Total debt and capital leases	$2,625,000	$1,211,116	$243,573	$250,082	$635,416
Stockholders' equity	$2,676,047	$3,651,523	$5,036,903	$5,012,478	$4,450,604

We neither declared nor paid cash dividends during the five years in the period ended December 31, 2006.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the changes in our results of operations during the three years in the period ended December 31, 2006 and comments on our financial position as of December 31, 2006. This discussion should be read together with the consolidated financial statements and other financial information included in this Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America. As such, some accounting policies have a significant impact on the amounts reported in these financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the level of contingent assets and liabilities disclosed at the dates of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, goodwill, capitalized software and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our actual results may differ materially from those estimates. We believe the following critical accounting policies include our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded. We recognize revenues in accordance with Statement of Position (“SOP”) 97-2 Software Revenue Recognition as amended by SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

We recognize revenue from software license agreements when the following have been met:

•	Persuasive evidence of an agreement exists.
•	Delivery of the software has occurred.
•	The fee is fixed or determinable.
•	Collectibility is probable.

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

Capitalized Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we have capitalized certain computer software development costs upon the establishment of technological feasibility. The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our software. We stop capitalizing costs when the product is released for sale to our customers, at which time amortization of the capitalized costs begins. We amortize capitalized software development costs on a product-by-product basis at the greater of the ratio that the product’s current gross revenue bears to the its total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, which is generally estimated to be 48 months.

On an annual basis, we review each capitalized project to determine if the unamortized balance exceeds its estimated net realizable value. Estimated net realizable value requires us to use judgment in projecting future revenues. Actual amounts realized could differ materially from those estimated. Future events such as

Index

market conditions, customer demand or technological obsolescence could cause us to conclude that the carrying value of the software at a given point in time is impaired, and the amount of the impairment so determined would be required to be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made.

Income Taxes

We account for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities to reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Through the use of an independent business appraiser, we reviewed our goodwill as of December 31, 2006 and determined that no impairment existed. Future events such as market conditions or operational performance could cause us to conclude that impairment exists. Any resulting impairment loss would be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made and could have a material adverse impact on our financial condition and results of operations.

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for us beginning January 1, 2007. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning January 1, 2008 and should not have a significant impact on our financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for us December 31, 2006 and did not have a material impact on our financial statements.

Index

Results of Operations

Overview

Our principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science, writing and English as a Second Language, primarily for K-12 schools and school districts. We publish two comprehensive software product lines, Orchard Software for Your State and Journey; and three titles-based product lines, GAMCO Educational Software, Teacher Support Software and Educational Activities Software. This strategy allows us to appeal to the various budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

Orchard accounted for 79% of the Company’s sales in 2006. Orchard is sold through a network of approximately 25 independent territorial dealers who employ field sales representatives to sell comprehensive instructional software solutions. In addition, we employ seven direct sales representatives and five inside sales representatives to promote and sell the five product lines, with a primary emphasis on Orchard.

Orchard is delivered as a server-based product with unlimited network/site licenses and no required recurring fees. Orchard has undergone continuous instructional content and technological improvement. Orchard is currently used in approximately 8,300 schools out of an estimated 125,000 in the United States. Approximately half of Orchard sales are repeat business from customers who benefit from Orchard’s scalability by acquiring additional Skill Trees (individual programs) or bundles.

One of our primary goals in 2007 is to leverage the recognition Orchard has received along with Orchard’s unique annual yearly progress data reporting capabilities to more effectively compete for supplemental curriculum sales. In addition, we are expecting to launch our first online test preparation product this summer which we are targeting at the rapidly expanding annual state assessment preparation marketplace.

2006 In Comparison With 2005

For the year ended December 31, 2006, our consolidated revenues decreased 17% to $6.3 million from $7.5 million recorded in 2005. This decrease was the result of lower sales by Siboney Learning Group in 2006 primarily attributable to an overall industry-wide slowdown in supplemental educational curriculum software sales.

Sales of our single title products, GAMCO and Teacher Support Software, decreased 31% compared to 2005, primarily due to decreased sales from several national software catalog dealers. Sales of Educational Activities Software decreased 22% compared to 2005 due to decreased sales from several dealers and independent representatives. Partially offsetting the decreases in revenue, we saw a 4% increase in sales through a distributor specializing in direct to home sales.

We generated more than $175,000 of sales of professional development and premium support services in 2006, compared to approximately $150,000 of such sales in 2005.

Cost of products sold decreased 15% to $1.8 million in 2006 from $2.1 million in 2005. This decrease was primarily a result of lower product sales and lower royalty expense due to the removal of the Merit Software (“Merit”) content from our current product. The majority of our product packaging was redesigned in 2006 to reduce packaging and shipping costs and to improve the look-and-feel.

Selling, general and administrative expenses decreased 19% to $6.0 million in 2006 from $7.4 million in 2005. This decrease was a result of cost reduction initiatives resulting in lower salaries, professional fees and sales and marketing expenses.

Index

As a result of the foregoing, our loss from operations decreased to $1,497,225 for 2006 compared to a loss from operations of $1,969,221 for 2005.

Our loss from operations in 2006 and 2005 resulted in a significant operating loss carryforward and a long-term deferred tax asset. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. Accordingly, we have not recognized a valuation allowance against our deferred tax assets.

Consequently, net loss for the year ended December 31, 2006 was $1,012,772 after an income tax benefit of $654,000, compared to net loss for 2005 of $1,236,394 after an income tax benefit of $772,000. We reported a loss per share of $0.06 in 2006 compared to a loss per share of $0.07 in 2005.

2005 In Comparison With 2004

For the year ended December 31, 2005, our consolidated revenues decreased 26% to $7.5 million from $10.2 million recorded in 2004. This decrease was the result of lower sales by Siboney Learning Group in 2005 primarily attributable to two very large sales in the previous year; the delayed introduction of the newest version of the Orchard Software series - Gold Star, along with confusion created with our sales channels and customers due to our obligation to replace all of the content licensed from Merit to comply with our settlement agreement. In addition, the education technology industry faced a number of selling challenges in 2005. Natural disasters such as hurricanes and economic trends resulting from higher fuel prices for school busses and heat for schools decreased the available funds for other purchases, including software.

Sales of our single title products, GAMCO and Teacher Support Software, decreased 33% compared to 2004, primarily due to decreased sales from several national software catalog dealers. Sales of Educational Activities Software decreased 21% compared to 2004 due to decreased sales from several dealers and independent representatives. Partially offsetting the decreases in revenue, we experienced a 23% increase in sales through a distributor specializing in direct to home sales.

We generated more than $150,000 in sales of professional development and premium support services in 2005, compared to approximately $200,000 in such sales in 2004. This decrease was due to the timing of performing the services which resulted in an increase of $56,000 in deferred premium services revenue.

Cost of products sold decreased 7% to $2.1 million in 2005 from $2.3 million in 2004. This decrease was primarily a result of lower product sales which resulted in lower material costs and royalties, partially offset by higher capitalized software amortization related to the Orchard Gold Star release.

Selling, general and administrative expenses remained consistent at $7.4 million in 2005 and 2004 as they primarily relate to salaries, personnel expenses and professional fees. We made a significant research and development investment in 2005 to create 18 new software titles to replace the Merit content which is no longer available to us.

In connection with the December 2004 settlement agreement between Siboney Corporation and Merit, involving breach of contract and copyright infringement claims against Siboney and breach of contract claims against Merit, we agreed to continue to pay royalties due under the relevant licensing agreement through its termination and to pay to Merit $465,000 upon execution of the settlement agreement plus additional payments of $100,000 for each of the next two years; and Merit returned a portion of the royalty payments previously made by Siboney of approximately $50,000. In respect of the settlement, we recorded a pre-tax litigation settlement expense of $615,000 in the quarter ended September 30, 2004.

During the first quarter of 2004, we discovered that a new residential subdivision being developed in Johnson County, Kentucky encroached on property owned by our Siboney Coal subsidiary. In the second quarter of

Index

2004, we negotiated a settlement agreement with the developer and transferred approximately 82 acres to the developers of the subdivision for $219,780, which was recognized as gain on the sale of an asset.

As a result of the foregoing, our loss from operations increased to $1,969,221 for 2005 compared to a loss from operations of $42,216 for 2004.

Our loss from operations of $1.97 million resulted in a significant operating loss carryforward in 2005 and a long-term deferred tax asset. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

Consequently, net loss for the year ended December 31, 2005 was $1,236,394 after an income tax benefit of $772,000, compared to net income for 2004 of $101,172 after an income tax expense of $89,000. We reported a loss per share of $0.07 in 2005 compared to earnings per share of $0.01 in 2004.

Liquidity and Capital Resources

We are highly focused on efforts to improve our liquidity. The following describes events and our actions to make changes to address this situation.

In 2005, we incurred losses that were unusual for Siboney related to a litigation settlement, the termination of the former President and starting a content development department. We settled litigation with Merit Software which resulted in settlement expense and professional fees of approximately $700,000. We were required to remove all of the Merit content from our software by December 31, 2005. In order to replace the Merit content, a team of highly skilled educational curriculum consultants and PhDs were hired to create the new product specifications. We estimate that this department cost us over $1.0 million per year to run including all salary, benefits, travel, rent and subcontracting fees. The content development department was closed in March 2006 and salary and benefit costs were incurred until June 2006. The severance costs related to the former President were approximately $274,000. These events, along with a decrease in sales adversely affected our liquidity.

We had anticipated that the new products released in late 2005 and mid-2006 would generate sales sufficient to fund our working capital requirements. However, it became clear in early 2006 that the demand for supplemental educational software was not as strong as anticipated so we implemented cost cutting measures throughout 2006.

Partly in an effort to improve our liquidity, in February 2007, we entered into a joint software development agreement with Edumatics Corp. The agreement calls for Edumatics and Siboney to jointly fund the development of an online test preparation program to be released in mid-summer 2007. We received a payment of $240,000 from Edumatics in February 2007. The revenue expected to be generated from this new product could help to improve our liquidity position during the latter part of 2007. In March 2007 we issued $200,000 of subordinated debt, the proceeds of which we will use for working capital needs as well as investing in our short-term sales and marketing efforts. We anticipate that increased visibility to our award winning products as well as an indication that the market in 2007 may improve for supplemental curriculum sales, may also have a positive impact on our liquidity.

Cash decreased 16% or $44,501 to $226,486 at December 31, 2006 compared to $270,987 at December 31, 2005. Our accounts receivable decreased $87,458 or 10% to $746,458 at December 31, 2006 compared to $833,916 at December 31, 2005.

For the reasons discussed above, we did not generate cash from operations during 2006 to improve our liquidity. Our total debt increased $1,413,884 or 117% to $2,625,000 at December 31, 2006 from $1,211,116 at December 31, 2005 due to $1,500,000 borrowings on our line of credit to fund our operations, offset by principal payments of $86,116 that we made on our debt during 2006. We have no availability on the line of credit as of December 31, 2006.

Index

In March 2007, we were successful in renewing and extending the maturity of our debt agreement with our bank. We were able to classify our note payable to a long-term liability on our balance sheet as of December 31, 2006. The maturity dates of our line of credit and note payable have been extended to April 1, 2008 from April 1, 2007. The change in classification increased our working capital to $726,249 at December 31, 2006 compared to a working capital deficit of $222,381 at December 31, 2005.

Both the line of credit and the promissory note require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 8.25% as of December 31, 2006. Accounts receivable, inventory, property and equipment are pledged as collateral.

In connection with the renewal of our bank loan, the following terms were added to our debt:

•	We will make three quarterly principal payments of $28,125 on the note starting July 1, 2007 with the remaining $1,040,625 due April 1, 2008.
•	The line of credit has been extended to April 1, 2008 when the outstanding balance is due.
•	Our stockholders’ equity plus subordinated debt must be at least $2,300,000 as of March 31, 2007 and $2,700,000 as of June 30, 2007.
•	Our liabilities as a percent of stockholders’ equity plus subordinated debt must be less than 1.50:1.00 as of March 31, 2007 and 1.25:1.00 as of June 30, 2007.
•	We were required to obtain $200,000 of subordinated debt from two of our Directors.

If we breach any term or condition in the agreements our bank has the option to declare the notes due and payable.

As required by our bank, we issued $200,000 of secured subordinated debt to two Directors in March 2007. The loan is secured by a junior lien on substantially all of our assets and is subordinated to our bank debt. The subordinated debt matures in March 2009 and bears interest at 10% per annum (which we can pay in cash or in-kind). As an inducement to the subordinated lenders, we issued them five-year warrants to purchase 400,000 shares of our common stock at $0.01 per share. Under applicable accounting rules, we will have issued the subordinated debt at a discount of approximately $22,000, which will be amortized over the terms of the debt.

We have the following contractual obligations at December 31, 2006:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$2,625,000	$56,250	$2,568,750	$-	$-
Operating lease obligations	636,111	315,908	303,403	16,800	-
Purchase obligations	2,332	2,332	-	-	-
Off-balance sheet arrangements	-	-	-	-	-
Other long-term liabilities reflected on the Company's GAAP balance sheet	-	-	-	-	-
Total	$3,263,443	$374,490	$2,872,153	$16,800	-

Index

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006 and 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings with the bank bear interest at a variable rate based on prime rate, currently 8.25% per annum. Due to the nature of our borrowings, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

Index

Item 8.	Financial Statements and Supplementary Data

Index

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ RubinBrown LLP

St. Louis, Missouri
March 23, 2007

Index

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Assets
	December 31,	December 31,
	2006	2005

Current Assets
Cash	$226,486	$270,987
Accounts receivable, net	746,458	833,916
Inventories, net	297,398	349,773
Refundable income taxes	8,719	21,665
Prepaid expenses	111,720	164,840
Deferred tax asset	114,000	191,000
Total Current Assets	1,504,781	1,832,181

Property and Equipment, Net	131,677	304,294

Long-term Note Receivable	163,839	—

Capitalized Software, Net	2,174,239	2,214,901

Goodwill	1,045,015	1,045,015

Deferred Tax Asset	991,000	274,000

Other Assets	12,778	35,694

Total Assets	$6,023,329	$5,706,085

Liabilities and Stockholders' Equity

Current Liabilities
Current portion of long-term debt	$56,250	$1,200,000
Current portion of capitalized lease obligation	—	11,116
Accounts payable	234,978	387,516
Accrued expenses	296,596	399,981
Deferred revenue	190,708	55,949
Total Current Liabilities	778,532	2,054,562

Long-Term Liabilities
Line of credit	1,500,000	—
Long-term debt	1,068,750	—
Total Long-Term Liabilities	2,568,750	—

Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and outstanding 16,920,419 at December 31, 2006 and 16,930,419 at December 31, 2005	1,692,042	1,693,042
Additional paid-in capital	38,296	—
Retained earnings	945,709	1,958,481
Total Stockholders' Equity	2,676,047	3,651,523

Total Liabilities and Stockholders' Equity	$6,023,329	$5,706,085

See accompanying notes to consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004

Revenues	$6,295,934	$7,544,703	$10,182,717

Cost of Product Sales	1,791,684	2,105,973	2,255,153

Gross Profit	4,504,250	5,438,730	7,927,564

Selling, General and Administrative Expenses	6,001,475	7,407,951	7,354,831

Litigation Settlement Expense	—	—	614,949

Loss From Operations	(1,497,225)	(1,969,221)	(42,216)

Other Income (Expense)
Interest expense, net	(154,233)	(39,042)	5,234
Gain (loss) on sale and disposition of assets	(16,401)	(3,085)	219,780
Miscellaneous	1,087	2,954	7,374
Total Other Income (Expense)	(169,547)	(39,173)	232,388

Income (Loss) Before Income Taxes	(1,666,772)	(2,008,394)	190,172

Income Tax Benefit (Expense)	654,000	772,000	(89,000)

Net Income (Loss)	$(1,012,772)	$(1,236,394)	$101,172

Earnings (Loss) Per Common Share - Basic	$(0.06)	$(0.07)	$0.01

Earnings (Loss) Per Common Share - Diluted	$(0.06)	$(0.07)	$0.01

Weighted Average Number of Common Shares Outstanding - Basic	17,093,391	17,094,350	17,524,049

Weighted Average Number of Common Shares Outstanding - Diluted	17,093,391	17,094,350	17,963,775

See accompanying notes to consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2006, 2005 And 2004

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance - January 1, 2004	17,591,079	$1,759,108	$50,310	$3,203,060	$5,012,478

Issuance of Common Stock	26,840	2,684	2,234	—	4,918

Stock Repurchase	(210,000)	(21,000)	(62,414)	(8,121)	(91,535)

Issuance of Stock Warrants	—	—	9,870	—	9,870

Net Income	—	—	—	101,172	101,172

Balance - December 31, 2004	17,407,919	$1,740,792	$—	$3,296,111	$5,036,903

Stock Repurchase	(477,500)	(47,750)	—	(101,236)	(148,986)

Net Loss	—	—	—	(1,236,394)	(1,236,394)

Balance - December 31, 2005	16,930,419	$1,693,042	$—	$1,958,481	$3,651,523

Stock Repurchase	(10,000)	(1,000)	(150)	—	(1,150)

Stock Based Compensation Expense	—	—	38,446	—	38,446

Net Loss	—	—	—	(1,012,772)	(1,012,772)

Balance - December 31, 2006	16,920,419	$1,692,042	$38,296	$945,709	$2,676,047

See accompanying notes to consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$(1,012,772)	$(1,236,394)	$101,172
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	180,398	226,887	226,272
Amortization	698,722	751,642	601,237
Deferred income taxes	(640,000)	(709,000)	(13,800)
Allowance for doubtful accounts, sales credits and returns	52,804	163,679	122,121
Abandonment of software development in process	100,532	—	—
Reserve for obsolescence	(500)	31,358	49,600
Loss (gain) on disposition of assets	16,401	3,085	(219,780)
Stock based compensation expense	38,446	—	—
Change in assets and liabilities:
Accounts and notes receivable	(129,185)	381,411	33,420
Inventories	52,875	(66,184)	12,835
Refundable income taxes	12,946	599,104	(600,769)
Prepaid expenses and other assets	76,036	(25,036)	(38,561)
Accounts payable, accrued expenses and deferred revenue	(121,164)	(2,910)	93,363
Long-term liabilities	—	(100,000)	100,000
Net Cash Provided By (Used In) Operating Activities	(674,461)	17,642	467,110

Cash Flows From Investing Activities
Payments for equipment	(24,682)	(101,766)	(235,999)
Proceeds from sale of assets, net of related selling expenses	500	—	219,780
Payments for software development costs	(758,592)	(1,350,088)	(583,602)
Net Cash Used In Investing Activities	(782,774)	(1,451,854)	(599,821)

Cash Flows From Financing Activities
Borrowings on line of credit	1,500,000	—	—
Borrowings on bank note	—	1,200,000	—
Proceeds from issuance of common stock	—	—	4,918
Payments under stock buy back program	(1,150)	(148,986)	(91,535)
Issuance of stock warrants	—	—	9,870
Principal payments on capital lease obligation	(11,116)	(25,686)	(24,344)
Principal payments on bank notes	(75,000)	(6,771)	(182,164)
Net Cash Provided By (Used In) Financing Activities	1,412,734	1,018,557	(283,255)

Net Decrease In Cash	(44,501)	(415,655)	(415,966)

Cash - Beginning of Period	270,987	686,642	1,102,608

Cash - End of Period	$226,486	$270,987	$686,642

Supplemental Disclosure of Cash Flow Information
Interest paid	$171,932	$39,970	$5,853
Income taxes paid (refunds received)	$(15,610)	$16,293	$716,582

See accompanying notes to consolidated financial statements.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Siboney Corporation was incorporated in the State of Maryland in 1955. Our principal business is the publishing of standards-based educational software products in reading, language, mathematics, science, writing and English as a Second Language, for K-12 students and adult learners, primarily for schools in the United States.

We publish two comprehensive software product lines:
•	Orchard Software for Your State (“Orchard”)
•	Journey

We also publish three titles-based product lines:
•	GAMCO Educational Software (“GAMCO”)
•	Teacher Support Software (“TSS”)
•	Educational Activities Software

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. Orchard contributed 79%, 77% and 77% of our revenue for the years 2006, 2005 and 2004, respectively. A version of Orchard appropriate for home users is sold through a direct-to-home marketer of educational products.

Our GAMCO and TSS single title product lines contributed 9%, 10% and 11% of our revenue for the years 2006, 2005 and 2004, respectively.

Our Educational Activities Software represented approximately 8% of our revenues for the years 2006 through 2004.

Our operations consist of only one reportable segment, the publishing and distribution of educational software products through Siboney Learning Group, Inc., a wholly-owned subsidiary. We also hold interests in coal, oil and gas natural resources which are not considered to be material.

Unless the context indicates otherwise, references to us, our, we or the “Company” in this report include Siboney Corporation and its subsidiaries.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Siboney Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Assumptions

We use estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent gains and liabilities and the reported revenues and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of long-term debt and capital lease obligations, including the current portions, approximates fair value based on the incremental borrowing rates currently available to us for financing with similar terms and maturities.

Index

Cash

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per depositor. At December 31, 2006 and December 31, 2005, we had deposit balances of approximately $67,697 and $171,590 in excess of FDIC insured limits, respectively.

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

Advertising

We expense the costs of advertising as incurred except for direct response advertising, which we capitalize and amortize over its expected period of future benefits. Direct response advertising consists primarily of catalog advertising to which sales orders are directly attributed. The capitalized cost of the advertising is amortized over a 12-month period following the issuance of the catalog. At December 31, 2006 and 2005, $18,622 and $63,495, respectively, of catalog costs were capitalized. Advertising expense amounted to $230,740 in 2006, $478,055 in 2005 and $555,016 in 2004.

Revenue Recognition

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded. We recognize revenues in accordance with Statement of Position (“SOP”) 97-2 Software Revenue Recognition as amended by SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenue from software license agreements is recognized when the following has been met:

•	Persuasive evidence of an agreement exists.
•	Delivery of the software has occurred.
•	The fee is fixed or determinable.
•	Collectibility is probable.

In software arrangements that include more than one element, we allocate the total arrangement fee among the elements based on the vendor-specific objective evidence (“VSOE”) of the relative fair value of each deliverable, using the price charged when that element is sold separately. For software arrangements in

Index

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

Software Development Costs

We capitalize software development costs when we determine that it is technologically feasible to produce the software title. The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our courseware. We stop capitalizing costs when the product is released for sale to our customers, at which time amortization of the capitalized costs begins. We amortize capitalized software development costs on a product-by-product basis at the greater of the ratio that the product’s current gross revenue bears to the total of its current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, which is generally estimated to be 48 months.

On an annual basis, we review each capitalized project to determine if the unamortized balance exceeds its estimated net realizable value. Estimated net realizable value requires us to use judgment in projecting future revenues. Actual amounts realized could differ materially from those estimated. Future events such as market conditions, customer demand or technological obsolescence could cause us to conclude that the carrying value of the software at a given point in time is impaired, and the amount of the impairment so determined would be required to be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made.

Income Taxes

We account for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities to reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Through the use of an independent business appraiser, we reviewed our goodwill as of December 31, 2006 and determined that no impairment existed. Future events such as market conditions or operational performance could cause us to conclude that impairment exists. Any resulting impairment loss would be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made and could have a material adverse impact on our financial condition and results of operations.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for us beginning January 1, 2007. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning January 1, 2008 and should not have a significant impact on our financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for us December 31, 2006 and did not have a material impact on our financial statements.

2.	Accounts Receivable

Accounts receivable consist of:

	December 31,
	2006	2005

Accounts receivable	$874,237	$1,065,108
Allowance for doubtful accounts, sales credits and returns	(127,779)	(231,192)

	$746,458	$833,916

Accounts receivable are pledged as collateral for debt (Note 9).

Index

3.	Inventories

Inventories consist of:

	December 31,
	2006	2005

Raw materials	$149,658	$244,178
Finished goods	178,740	161,924
Reserve for obsolescence	(31,000)	(56,329)

	$297,398	$349,773

Inventory is pledged as collateral for debt (Note 9).

4.	Property and Equipment

Property and equipment consist of:

	December 31,
	2006	2005

Leasehold improvements	$88,111	$91,038
Office equipment, furniture and fixtures	1,134,733	1,140,503
Machinery and equipment	403,104	402,766
	1,625,948	1,634,307
Accumulated depreciation	(1,494,271)	(1,330,013)

	$131,677	$304,294

Assets held under capital leases totaled $97,978 at December 31, 2006 and 2005. Accumulated depreciation related to these leased assets amounted to $97,978 and $89,813 at December 31, 2006 and 2005, respectively. Amortization expense of capital lease assets is included in depreciation expense. Depreciation charged to operations amounted to $180,398 in 2006, $226,887 in 2005 and $226,272 in 2004. Property and equipment is pledged as collateral for debt (Note 9).

5.	Long-term Note Receivable

Long-term note receivable consists of a promissory note with principal and interest due of $177,673 as of December 31, 2006 from a current customer of Siboney Learning Group, Inc. The interest rate on this note is 6.183%. We receive monthly payments of principal and interest of approximately $2,035 on this note receivable which is scheduled to be fully paid by June 2016.

Index

6.	Capitalized Software Development Costs

The components of capitalized software development costs consist of:

	December 31,
	2006	2005

Software development in progress	$379,308	$987,575
Capitalized software development costs	5,070,960	3,804,633
Accumulated amortization	(3,276,029)	(2,577,307)

	$2,174,239	$2,214,901

Software developments costs of $758,592, $1,350,088, and $583,602 were capitalized in 2006, 2005 and 2004, respectively. Amortization of software development costs charged against earnings amounted to $698,722, $751,642 and $601,237 in 2006, 2005 and 2004, respectively. We expensed to selling, general and administrative expenses $100,532 in costs related to a title that was not released in 2006. Amortization charged against earnings in 2005 included approximately $109,000 to reduce certain capitalized costs to their net realizable value.

Software development costs not capitalized are expensed in the year incurred and totaled approximately $665,943, $688,989 and $629,992 in 2006, 2005 and 2004, respectively.

7.	Accrued Expenses

Accrued expenses consist of:

	December 31,
	2006	2005

Compensation and benefits	$195,371	$173,492
Royalties	79,244	102,372
Litigation settlement	—	100,000
Other	21,981	24,117

	$296,596	$399,981

8.	Deferred Revenue

Deferred revenue represents professional services which consist of consulting, training and implementation support and totaled $190,708 and $55,949 as of December 31, 2006 and 2005, respectively. The revenue for these services is recognized as the services are performed.

9.	Debt

We have a $1,500,000 revolving line of credit agreement with our bank. We had no availability on the line of credit as of December 31, 2006 as we borrowed the full $1,500,000 during 2006. As of December 31, 2005 nothing was outstanding on the line of credit.

We borrowed $1,200,000 on October 19, 2005 under a promissory note to our bank. We paid $75,000 of principal during 2006 on this note. We owed our bank $1,125,000 as of December 31, 2006 on the note.

Index

Both the line of credit and the promissory note require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 8.25% as of December 31, 2006. Accounts receivable, inventory, property and equipment are pledged as collateral.

Originally the line of credit expired and the promissory note was due in full on April 30, 2006. During 2006 we refinanced and extended the maturity dates three times. At December 31, 2006 the entire $2,625,000 was due on January 1, 2007. We extended the maturity to April 1, 2007 under a new agreement with our bank dated January 1, 2007. We received a written commitment and new debt agreements from our bank on March 2, 2007 to extend the due dates on both the line of credit and the promissory note to April 1, 2008.

In connection with the renewal of our bank loan, the following terms were added to our debt:

•	We will make three quarterly principal payments of $28,125 on the note starting July 1, 2007 with the remaining $1,040,625 due April 1, 2008.
•	The line of credit has been extended to April 1, 2008 when the outstanding balance is due.
•	Our stockholders’ equity plus subordinated debt must be at least $2,300,000 as of March 31, 2007 and $2,700,000 as of June 30, 2007.
•	Our liabilities as a percent of stockholders’ equity plus subordinated debt must be less than 1.50:1.00 as of March 31, 2007 and 1.25:1.00 as of June 30, 2007.
•	We were required to obtain $200,000 of subordinated debt from two of our Directors. (See Note 16 “Subsequent Events”.)

If we breach any term or condition in the agreements our bank has the option to declare the notes due and payable.

We have classified our promissory note and line of credit debt as a long-term liability using the terms of the new debt agreement that we received from our bank on March 2, 2007. We will pay $56,250 in 2007 on our debt to the bank and pay the remaining $2,568,750 in 2008.

The weighted average interest rate on the Company’s borrowings was 8.18%, 5.60% and 5.16% for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense amounted to $171,932, $39,970 and $5,758 for the years ended December 31, 2006, 2005 and 2004, respectively.

10.	Stock Based Compensation

Our 1997 Incentive Stock Option Plan, as amended (the “1997 Plan”), provides for granting to our key employees options to purchase a maximum of 2,400,000 shares of our common stock. The 1997 Plan provides for the granting of options which qualify as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code. All options granted under the 1997 Plan must have an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. The 1997 Plan has a maximum term of ten years. Options vest immediately or ratably over a period of five years under the 1997 Plan. The options expire five years from the date of grant.

Our Board of Directors may, in its sole discretion, amend, discontinue or terminate the 1997 Plan at any time, provided, however, that it may not, without stockholder approval, change the maximum number of shares for which options may be granted under the 1997 Plan.

We also have a non-qualified stock option plan (the “1987 Plan”) which provides for granting to our eligible employees, directors, consultants and contractors, options to purchase authorized but unissued or reacquired shares of the Company’s common stock. Under the 1987 Plan up to 10,000,000 shares of our common stock can be granted. The Board of Directors has full authority and discretion in fixing the purchase price of the stock subject to each option granted. The term of each option granted pursuant to the 1987 Plan shall not be more than five years from the date of grant.

Index

We adopted on January 1, 2006 SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and replaces Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the provisions of SFAS 123(R), share-based compensation cost is measured at the date of grant, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period.

Prior to January 1, 2006, we accounted for stock-based compensation to employees under the intrinsic value method in accordance with APB 25, as permitted by SFAS 123. Under this method, we did not recognize compensation cost for stock option awards to employees because options were issued at exercise prices equal to the market value of the stock on the date of grant.

We adopted SFAS 123(R) using the modified prospective application method so no prior period financial statements have been restated. Under this method, we will recognize expense for both of the following:

•	Compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123.
•	Compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R).

For the year ended December 31, 2006, we recognized compensation expense of approximately $26,000 related to options granted prior to January 1, 2006. For the year ended December 31, 2006, we recognized expense of approximately $12,000, related to options granted after December 31, 2005. The total amount of approximately $38,000 is reflected in additional paid-in capital at December 31, 2006. Our loss before income taxes was approximately $38,000 higher and our net loss was approximately $23,000 higher due to our adoption of FAS 123(R) for the year ended December 31, 2006. Our basic and diluted loss per common share for the year ended December 31, 2006 was not changed by our adoption of FAS 123(R).

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	For the Years Ended
	December 31,
	2005	2004

Net income (loss) as reported	$(1,236,394)	$101,172
Add: Stock based compensation included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation expense using fair value for all rewards, net of related tax effects	76,446	120,622
Pro forma net loss	$(1,312,840)	$(19,450)

Earnings (loss) per common share:
As reported	$(0.07)	$0.01
Pro forma	$(0.07)	$(0.01)

Index

The weighted average grant-date fair value of options granted during 2006, 2005 and 2004 was $0.06, $0.14 and $0.27, respectively. We estimate the fair value of each option granted on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the option pricing model for the years ended December 31, 2006, 2005 and 2004.

	For the Years Ended
	December 31,
	Actual	Pro Forma	Pro Forma
	2006	2005	2004

Expected option life	3.0 years	3.0 years	3.1 years
Risk-free interest rate	5.13%	3.51%	3.45%
Expected volatility	62%	63%	102%
Forfeiture rate	20%	11%	6%
Expected dividend yield	—	—	—

The expected life of the options represents the period of time the options are expected to be outstanding based on historical trends. The risk-free interest rate is determined using the rates for U.S. Treasury bonds with maturities similar to the expected life of the options at the time the options are granted. Estimated volatility is measured using historical weekly price changes of the stock over the expected life of the options. The estimated forfeiture rate is based on historical forfeiture patterns. We have not declared or paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future.

A summary of option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term
Options outstanding at January 1, 2004	2,768,720	$0.37
Granted	404,200	0.44
Exercised	(26,840)	0.18
Forfeited or expired	(183,300)	0.34
Options outstanding at December 31, 2004	2,962,780	$0.38
Granted	1,092,700	0.28
Forfeited or expired	(1,000,400)	0.46
Options outstanding at December 31, 2005	3,055,080	$0.32
Granted	437,900	0.17
Forfeited or expired	(1,019,720)	0.42
Options outstanding at December 31, 2006	2,473,260	$0.25	2.9 years

Options exercisable at December 31, 2006	2,069,688	$0.25	2.7 years

As of December 31, 2006, there was $65,079 of total unrecognized compensation cost related to non-vested share-based compensation awards, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.9 years. There was no intrinsic value of any options outstanding at December 31, 2006.

Index

A summary of the status of our non-vested stock options as of December 31, 2006 and the activity for the year ended December 31, 2006 is presented below:

		Weighted
		Average
		Value on
	Number of	Grant
	Shares	Date
Non-vested options outstanding at December 31, 2005	1,053,019	$0.13
Granted	124,588	0.06
Vested	(266,384)	0.14
Forfeited or expired	(423,895)	0.11
Non-vested options outstanding at December 31, 2006	487,328	$0.12

The total fair value of stock options vested during the year ended December 31, 2006, 2005 and 2004 was $37,953, $50,962 and $37,350, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.165 - $0.3163	2,039,960	3.1 years	$0.22	1,662,268	$0.22
$0.380 - $0.4200	433,300	1.8 years	0.39	407,420	0.39
$0.165 - $0.4200	2,473,260	2.9 years	$0.25	2,069,688	$0.25

No options were exercised during the years ended December 31, 2006 and 2005. The total intrinsic value of options exercised during the year ended December 31, 2004 was $6,233. Cash received from options exercised during the year ended December 31, 2004 was $4,918.

11.	Deferred Compensation Plan

On January 1, 1994, we adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees. The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax-deferred basis. The plan allows for matching contributions up to 3.6% of the employee’s annual qualified wages. In July 2006 we stopped matching contributions. The plan allows us to make non-elective or discretionary contributions in such amounts as the Board of Directors may annually determine. Our total contributions to the 401(k) plan were approximately $46,870 in 2006, $88,700 in 2005 and $76,400 in 2004.

Index

12.	Income Taxes

The income tax benefit (expense) consists of:

	For the Years Ended
	December 31,
	2006	2005	2004
Current
Federal	$—	$56,547	$(79,155)
State	14,000	6,453	(23,645)
Total current	$14,000	63,000	(102,800)

Deferred
Federal	717,000	599,052	11,947
State	(77,000)	109,948	1,853
Total deferred	640,000	709,000	13,800

	$654,000	$772,000	$(89,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities, as shown in the accompanying consolidated balance sheet, include the following components:

	December 31,
	2006	2005

Deferred Tax Assets
Inventory obsolescence and uniform capitalization	$12,500	$22,700
Accrued vacation	50,600	45,500
Accrued litigation	—	40,300
Accounts receivable allowances	50,800	93,000
Property and equipment	28,600	5,200
Other	2,800	—
Net operating loss carryforwards	1,653,000	934,800
Total deferred tax assets	1,798,300	1,141,500

Deferred Tax Liabilities
Capitalized software development costs	693,300	676,500
Total deferred tax liabilities	693,300	676,500

Net deferred tax assets	$1,105,000	$465,000

Index

The deferred tax assets and liabilities include the following components:

	December 31,
	2006	2005

Net current deferred tax assets	$114,000	$191,000
Net long-term deferred tax assets	991,000	274,000

	$1,105,000	$465,000

The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	2006	2005	2004

Statutory rate	34%	34%	34%
State income taxes, net of federal benefits	4	4	5
State income taxes, net of federal benefits for prior years	—	—	3
Other	1	—	5
	39%	38%	47%

As of December 31, 2006, we had net operating loss carryforwards for federal income tax purposes of approximately $4.3 million. Net operating loss carryforwards will expire, if unused, by the end of 2019-2021.

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

Index

13.	Earnings (Loss) per Share

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

The determination of the numerator and denominator for the computation of basic and diluted earnings per common share is as follows:

	2006	2005	2004

Numerator for basic and diluted earnings (loss) per share - income (loss) available to common shareholders	$(1,012,772)	$(1,236,394)	$101,172

Denominator:
Weighted average number of common shares used in basic earnings (loss) per share	17,093,391	17,094,350	17,524,049

Effect on dilutive securities:
Common stock options	—	—	439,726

Weighted average number of common shares and dilutive potential common stock used in diluted earnings (loss) per share	17,093,391	17,094,350	17,963,775

In 2006 and 2005 due to our loss available to common shareholders all options to purchase common stock were excluded from the calculation of loss per share as their effect would have been anti-dilutive. In 2004, options to purchase 1,686,620 shares of common stock at rates ranging from $0.380 to $0.655 were excluded because their effect would have been anti-dilutive. We did not include options to purchase shares of common stock at exercise prices that exceeded the average fair market value of the common stock for the period.

Index

14.	Commitments and Contingencies

Leases

We lease office and warehouse space under renewable operating leases which expire at various dates through May 2011. Total rent expense under all operating leases was $329,436, $325,090 and $293,696 in 2006, 2005 and 2004, respectively. We sublet office space during 2006 and reduced our rent expense by approximately $7,500. We expect to receive approximately $30,000 for the sublease in 2007 and we reduced the future minimum annual rentals shown below by that amount.

The future minimum annual rentals as of December 31, 2006 under the remaining leases are as follows:

Year	Amount

2007	$315,908
2008	120,701
2009	110,432
2010	72,270
2011	16,800

Total	$636,111

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

The principal terms of the settlement agreement included:

•	None of the parties admitted liability for any of the claims.
•	Siboney’s software relevant licensing agreement with Merit terminated as of December 31, 2005.
•	Siboney agreed to continue to pay royalties due under the licensing agreement through its termination.
•	Siboney paid to Merit $465,000 upon execution of the settlement agreement.
•	Merit returned approximately $50,000 of the royalty payments previously made by Siboney.
•	Siboney paid to Merit $100,000 in September 2005 and 2006.

Siboney paid the final payment of $100,000 in September 2006. In accordance with the settlement agreement, all claims were dismissed with prejudice on January 18, 2005.

15.	Significant Customers and Suppliers

Sales to Brainstorm USA represented 16.5% of 2006 revenues and 12.6% of 2005 revenues. There were no customers that represented more than 10% of our revenues in 2004. As of December 31, 2006 and 2005, the amount that Brainstorm USA owed us represented 19% and 18% of our net accounts receivable.

Index

16.	Subsequent Events

In March 2007 we borrowed $200,000 from two members of our Board of Directors; one of the Directors is also an officer of the Company. We issued to each Director a $100,000 subordinated secured note and a five-year warrant to buy 200,000 shares of our common stock. The exercise price under the warrant is $0.01 per share. Interest is due quarterly on this debt at a rate of 10% per annum; we can pay in cash or in-kind. The effective interest rate on this debt is expected to be 16.9%. The debt will be due in full in March 2009. We will use the proceeds from this debt to provide us additional working capital.

This debt is secured by a junior lien on substantially all of Siboney Learning Group, Inc.’s assets. Our bank required that the Directors enter into an agreement that subordinates this borrowing to the amounts that we owe the bank as part of the refinancing of their debt. See Note 9.

In February 2007 we entered into a strategic alliance and joint development agreement with Edumatics Corporation, Inc. (“Edumatics”). Under the agreement we will jointly develop and market a new test preparation program. We will split the costs and any revenues generated with Edumatics. In February 2007 we received approximately $240,000 in cash from Edumatics to fund our development efforts and overhead costs related to this new product.

Index

17.	Summary of Quarterly Financial Information (Unaudited)

The following are unaudited comparative quarterly summaries of our consolidated results of operations for the years ended December 31, 2006 and 2005. The summaries were prepared using accounting principles generally accepted in the United States of America and, in the opinion of management, include all adjustments, consisting of normally recurring accruals, necessary for a fair presentation of the results of operations for the respective quarterly periods. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

	March 31	June 30	September 30	December 31
2005
Revenues	$1,773,875	$2,799,627	$1,435,446	$1,535,755
Income (loss) from operations	$(861,600)	$459,306	$(710,118)	$(856,809)
Net income (loss)	$(361,303)	$196,434	$(546,733)	$(524,792)
Earnings (loss) per common share - basic	$(0.02)	$0.01	$(0.03)	$(0.03)
Weighted average number of common shares outstanding - basic	17,357,266	17,124,821	17,030,419	16,936,941
Earnings (loss) per common share - diluted	$(0.02)	$0.01	$(0.03)	$(0.03)
Weighted average number of common shares outstanding - diluted	17,357,266	17,323,781	17,030,419	16,936,941

2006
Revenues	$1,495,404	$2,233,779	$1,289,135	$1,277,616
Income (loss) from operations	$(579,640)	$109,824	$(508,347)	$(519,062)
Net income (loss)	$(366,128)	$74,273	$(348,981)	$(371,936)
Earnings (loss) per common share - basic	$(0.02)	$-	$(0.02)	$(0.02)
Weighted average number of common shares outstanding - basic	17,094,350	17,094,350	17,094,350	17,090,546
Earnings (loss) per common share - diluted	$(0.02)	$-	$(0.02)	$(0.02)
Weighted average number of common shares outstanding - diluted	17,094,350	17,113,202	17,094,350	17,090,546

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. We are reporting a material weakness related to our corporate tax accounting function. This weakness related specifically to the Company not maintaining sufficient resources in the corporate tax accounting function to accurately identify, evaluate and report our income tax transactions. This deficiency did not result in any material errors in the Company’s accounting for income taxes. Remediation will be taken and may include the following:

•	Developing and implementing a formal policy governing all key aspects of accounting for income taxes.
•	Increasing the training of our corporate accountants on accounting for income taxes and other complex accounting issues.
•
If necessary, retaining outside experts to supplement our core knowledge of the complexities around both current and deferred income tax accounts. We believe these resources, when combined with our existing resources, will enable us to comply with the technical complexities of accounting for income taxes.

Our efforts to strengthen financial and internal controls continue. Based on this evaluation, other than the item described above, our CEO and CFO have concluded these controls are effective. There have been no significant changes in internal controls, or in other factors, which would significantly affect these controls subsequent to the date of evaluation.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information contained under the captions “Proposal 1 - Election of Directors - Information Concerning Nominees,” “Information Concerning Executive Officers,” “The Board of Directors, Compensation Committee and Audit Committee—Audit Committee” and “—Shareholder Communications” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2007 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The Board of Directors has approved a Code of Ethics that covers the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code is posted on the Company’s website, www.siboney.com.

Item 11.	Executive Compensation

The information contained under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2007 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Index

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership contained under the captions “Voting Securities and Principal Holders Thereof” and “Proposal 1 Election of Directors - Information Concerning Nominees” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2007 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The following table summarizes information as of December 31, 2006, relating to equity compensation plans.

Equity Compensation Plan Information
	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available Future Issuance Under Equity Compensation Plan [Excluding Securities Reflected In Column (a)]
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,423,260	$0.25	554,040

Equity compensation plans not approved by security holders(1)	1,050,000	0.26	7,090,000

Total	2,473,260		7,644,040

(1) The Company’s 1987 Non-Qualified Stock Option Plan has not been approved by our security holders. The plan provides for the granting of options to purchase our common stock to our eligible employees, directors, consultants and contractors. The Board of Directors has full authority and discretion in fixing the purchase price of the stock subject to each option granted. The term of each option granted pursuant to the plan shall not be more than five years from the date of grant.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained under the caption "Compensation Committee Interlocks and Insider Participation" and “The Board of Directors, Compensation Committee and Audit Committee” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2007 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption "Independent Public Accountants" in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2007 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to us by our independent auditors. In accordance with that policy, the Audit Committee has given its approval for the provision of audit and tax compliance services by RubinBrown LLP, for the year ended December 31, 2006.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following documents are filed as part of this report:

(1)	Financial Statements

See Item 8 - Index to Consolidated Financial Statements.

(2)	Financial Statement Schedules

See Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

(3)	Exhibits

See Exhibit Index for the exhibits filed as part of or incorporated by reference into this report.

Index

SIBONEY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2006, 2005 and 2004

Description	Beginning Balance	Additions - Charged to expense	Deductions - Charges for which reserve was created	Ending Balance
Allowance for doubtful accounts, sales credits and returns - deducted from accounts receivable
2004	$63,331	$122,121	$(41,729)	$143,723
2005	143,723	163,679	(76,210)	231,192
2006	231,192	52,804	(156,217)	127,779

Obsolescence reserve - deducted from inventory
2004	45,900	49,600	(55,900)	39,600
2005	39,600	31,358	(14,629)	56,329
2006	56,329	(500)	(24,829)	31,000

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Siboney Corporation
(Registrant)

Date: March 23, 2007	BY:	/s/ Timothy J. Tegeler
Timothy J. Tegeler
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2007	BY:	/s/ Timothy J. Tegeler
Timothy J. Tegeler, Director

Date: March 23, 2007	BY:	/s/ William D. Edwards, Jr.
William D. Edwards, Jr., Director and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 23, 2007	BY:	/s/ Rebecca M. Braddock
Rebecca M. Braddock, Director

Date: March 23, 2007	BY:	/s/ Lewis B. Shepley
Lewis B. Shepley, Director

Date: March 23, 2007	BY:	/s/ John J. Riffle
John J. Riffle, Director

Date: March 23, 2007	BY:	/s/ Jerome W. Thomasson
Jerome W. Thomasson, Director

Index

EXHIBIT INDEX

Exhibit No.	Description

3(a)
Amended and Restated Articles of Incorporation of the Company incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-03952).

3(b)	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4(a)	Form of Warrant issued to subordinated lenders, dated March 21, 2007 (included in Exhibit 10(l)).

10(a)
Software License Agreement between the Company and Nectar Foundation dated May 8, 1998 and Amendment to Software License Agreement dated September 8, 1999, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (SEC File No. 001-0395).

10(b)	Siboney Corporation 1997 Incentive Stock Option Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated September 9, 1997*.

10(c)	Siboney Corporation 1987 Non-Qualified Stock Option Plan incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated May 30, 2003*.

10(d)	Employment Agreement with William D. Edwards, Jr. dated December 7, 2004 incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 7, 2004*.

10(e)
General Business Security Agreement in favor of Southwest Bank of St. Louis by Siboney Learning Group, Inc. and Siboney Corporation dated June 1, 2006 incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10(f)
Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group, Inc. and Siboney Corporation dated January 1, 2007 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2007.

10(g)
Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group, Inc. and Siboney Corporation dated January 1, 2007 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2007.

10(h)	Letter Agreement between Southwest Bank of St. Louis and Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2007.

10(i)	Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2007.

10(j)	Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2007.

10(k)	Strategic Alliance and Joint Development Agreement between Siboney Learning Group, Inc. and Edumatics Corporation, Inc. dated February 2, 2007.

Index

10(l)	Note and Warrant Purchase Agreement by and between Lewis B. Shepley and Timothy J. Tegeler by Siboney Learning Group, Inc. and Siboney Corporation dated March 21, 2007.

10(m)	Form of Note issued to Lewis B. Shepley and Timothy J. Tegeler, each by Siboney Learning Group, Inc. and Siboney Corporation dated March 21, 2007 (included in Exhibit 10(l)).

10(n)	Form of Subordination Agreement Among Siboney Learning Group, Inc. and Siboney Corporation, as Borrower, and each of Timothy J. Tegeler and Lewis B. Shepley, as Creditor, in favor of Southwest Bank of St. Louis dated March 21, 2007.

21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

23	Consent of RubinBrown LLP, Independent Auditors, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
________________________
* Management contract or compensatory plan