Form 10-Q
period 2007-03-31
SIBONEY CORP
filed 2007-05-15
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Number of shares of the registrant’s common stock outstanding as of May 7, 2007: 16,920,419

SIBONEY CORPORATION
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Current Assets
Cash	$374,838	$226,486
Accounts receivable, net	427,469	746,458
Inventories, net	293,228	297,398
Refundable income taxes	8,970	8,719
Prepaid expense	103,952	111,720
Deferred tax asset	128,000	114,000
Total Current Assets	1,336,457	1,504,781

Property and Equipment, Net	105,388	131,677

Long-term Note Receivable	159,295	163,839

Capitalized Software, Net	2,120,581	2,174,239

Goodwill	1,045,015	1,045,015

Deferred Tax Asset	1,113,000	991,000

Other Assets	12,246	12,778

Total Assets	$5,891,982	$6,023,329

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$84,375	$56,250
Accounts payable	204,735	234,978
Accrued expenses	454,538	296,596
Deferred revenue	92,941	190,708
Interest payable (related party)	556	—
Total Current Liabilities	837,145	778,532

Long-Term Liabilities
Line of credit	1,400,000	1,500,000
Long-term debt	1,040,625	1,068,750
Subordinated debt (related party)	171,258	—
Other long-term liabilities	23,900	—
Total Long-Term Liabilities	2,635,783	2,568,750

Commitments and Contingencies

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,920,419 at March 31, 2007 and December 31, 2006	1,692,042	1,692,042
Additional paid-in capital	65,432	38,296
Retained earnings	661,580	945,709

Total Stockholders' Equity	2,419,054	2,676,047

Total Liabilities and Stockholders' Equity	$5,891,982	$6,023,329

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006

Revenues	$1,187,083	$1,495,404

Cost of Product Sales	427,874	433,272

Gross Profit	759,209	1,062,132

Selling, General and Administrative Expenses	1,092,878	1,641,772

Loss From Operations	(333,669)	(579,640)

Other Income (Expense)
Interest expense, net	(51,960)	(28,254)
Loss on sale and disposition of assets	—	(1,441)
Miscellaneous	—	207
Total Other Expense	(51,960)	(29,488)

Loss Before Income Taxes	(385,629)	(609,128)

Income Tax Benefit	136,000	243,000

Net Loss	$(249,629)	$(366,128)

Net Loss per Share:
Basic	$(0.01)	$(0.02)
Fully Diluted	$(0.01)	$(0.02)

Weighted Average Number of Shares:
Basic	16,920,419	16,930,419
Fully Diluted	16,920,419	16,930,419

Note: Options to purchase common stock and the outstanding warrants were excluded from the calculation of loss per share as their effect would have been anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	For the Three Months Ended March 31,
	2007	2006

COMMON STOCK
Balance at the beginning of the period	$1,692,042	$1,693,042

Balance at the end of the period	$1,692,042	$1,693,042

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the period	$38,296	$—
Stock-based compensation expense	4,395	11,397
Issuance of warrants to related party	22,741	—

Balance at the end of the period	$65,432	$11,397

RETAINED EARNINGS
Balance at the beginning of the period	$945,709	$1,958,481
Cumulative effect of adoption of FIN 48	(34,500)	—
Net loss	(249,629)	(366,128)

Balance at the end of the period	$661,580	$1,592,353

STOCKHOLDERS' EQUITY AT END OF PERIOD	$2,419,054	$3,296,792

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(249,629)	$(366,128)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	29,272	52,556
Amortization	210,357	164,846
Amortization of subordinated debt costs	399	—
Deferred income taxes	(136,000)	(243,000)
Stock-based compensation expense	4,395	11,397
Loss on disposition of assets	—	1,441
Abandonment of software development in process	11,404	—
Reserves and allowances for accounts receivable	9,456	12,431
Reserve for obsolescence of inventory	4,500	9,000
Change in assets and liabilities:
Accounts and notes receivable	314,077	(227,047)
Inventories	(330)	(41,834)
Refundable income taxes	(251)	9,900
Prepaid expenses and other assets	8,300	50,287
Accounts payable, accrued expenses
and deferred revenue	13,488	(148,069)
Net Cash Provided By (Used In) Operating Activities	219,438	(714,220)

Cash Flows From Investing Activities
Payments for equipment	(2,983)	(13,730)
Proceeds from sale of assets	—	500
Payments for software development costs	(168,103)	(212,351)
Net Cash Used In Investing Activities	(171,086)	(225,581)

Cash Flows From Financing Activities
Proceeds (payment) on line of credit	(100,000)	900,000
Principal payment on promissory note	—	(75,000)
Proceeds from issuance of related party
subordinated debt and warrants	200,000	—
Principal payments on capital lease obligation	—	(6,640)
Net Cash Provided By Financing Activities	100,000	818,360

Change In Cash	148,352	(121,441)

Cash - Beginning of Period	226,486	270,987

Cash - End of Period	$374,838	$149,546

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

1. BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

Our consolidated balance sheet as of December 31, 2006 was derived from our audited balance sheet as of that date, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments considered necessary for a fair presentation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Siboney Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. REVENUE RECOGNITION

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded. We recognize revenues in accordance with Statement of Position (“SOP”) 97-2 Software Revenue Recognition as amended by SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenue from software license agreements is recognized when the following have been met:

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

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31,	December 31,
	2007	2006

Accounts receivable	$562,838	$874,237
Allowance for doubtful accounts, sales
credits and returns	(135,369)	(127,779)

	$427,469	$746,458

Accounts receivable are pledged as collateral for debt (Note 7 and 8).

4. INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2007	2006

Finished goods	$155,382	$178,740
Raw materials	173,346	149,658
Reserve for obsolescence	(35,500)	(31,000)

	$293,228	$297,398

Inventory is pledged as collateral for debt (Note 7 and 8).

5. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The components of capitalized software development costs consist of:

	March 31,	December 31,
	2007	2006

Software development in progress	$487,907	$379,308
Capitalized software development costs	5,119,060	5,070,960
Accumulated amortization	(3,486,386)	(3,276,029)

	$2,120,581	$2,174,239

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

Amortization of software development costs charged against earnings amounted to $210,357 and $164,846 for the three months ended March 31, 2007 and 2006, respectively. We expensed to selling, general and administrative expenses $11,404 in costs related to a title that was not released during the first quarter of 2007.

In February 2007 we entered into a strategic alliance and joint development agreement with Edumatics Corporation, Inc. (“Edumatics”). Under the agreement we are jointly developing and marketing a new test preparation program. We share costs and any revenues generated with Edumatics, as provided in the agreement. In the three months ended March 31, 2007 we received approximately $311,000 in cash from Edumatics to fund our development efforts and overhead costs related to this new product. We reduced the amount we capitalized into software development by approximately $33,000 and our selling, general and administrative expenses by approximately $62,000 during the three months ended March 31, 2007 to reflect the portion paid by Edumatics. The remaining $216,000 is accounted for as an accrued expense in our consolidated balance sheet as of March 31, 2007.

6. INCOME TAXES

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

On January 1, 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is “more-likely-than-not” that the position would be sustained upon examination by tax authorities. Tax positions that meet the “more-likely-than-not” threshold are then valued to determine the amount of benefit to be recognized in the financial statements. In general, we are not subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003 and, accordingly, a liability for uncertain tax positions was not required for those years.

As of January 1, 2007, we provided a liability of $34,500 for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact our effective tax rate, if recognized, is $34,500. As we have net operating losses we did not accrue interest or penalties related to our unrecognized tax benefits. The liability has not changed during the three months ended March 31, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months, except for a $10,600 reduction, which relates to the amortization of intangible assets, due to the expiration of the statute of limitations for tax year 2003.

We recognize interest related to uncertain tax positions in interest income or expense and related penalties, if applicable, in operating expenses which is consistent with how we recognized these items in prior periods. For the three months ended March 31, 2007 we had no interest expense in our consolidated statement of operations or any accrued interest in our consolidated balance sheet as of March 31, 2007 related to unrecognized tax benefits. No penalties were recognized during the three months ended March 31, 2007.

7. DEBT

We have a $1,500,000 revolving line of credit agreement with our bank. We had a balance of $1,400,000 outstanding on this line as of March 31, 2007. In addition, we owe our bank $1,125,000 as of March 31, 2007 under a promissory note.

Both the line of credit and the promissory note require us to pay interest monthly on the outstanding balance at our bank’s prime rate which is currently 8.25% per annum. Accounts receivable, inventory, property and equipment are pledged as collateral.

In March 2007 we entered into new debt agreements with our bank that extended the due dates on both the line of credit and the promissory note to April 1, 2008 from January 1, 2007.

In connection with the renewal of our bank loan, the following terms were added to our debt:

•	We will make three quarterly principal payments of $28,125 on the note starting July 1, 2007 with the remaining $1,040,625 due April 1, 2008.
•	The line of credit has been extended to April 1, 2008 when the outstanding balance is due.
•	Our stockholders’ equity plus subordinated debt must be at least $2,300,000 as of March 31, 2007 and $2,700,000 as of June 30, 2007.
•	Our liabilities as a percent of stockholders’ equity plus subordinated debt must be less than 1.50:1.00 as of March 31, 2007 and 1.25:1.00 as of June 30, 2007.
•	We were required to obtain $200,000 of subordinated debt from two of our Directors. (See Note 8 “Related Party Subordinated Debt”.)

If we breach any term or condition in the agreements our bank has the option to declare the notes immediately due and payable. We were in compliance with our financial covenants at March 31, 2007.

We have classified our promissory note and line of credit debt as a long-term liability using the terms of the debt agreement that we entered into in March 2007. During the next 12 months we are obligated to pay $84,375 on our debt to the bank and pay the remaining $2,440,625 on April 1, 2008.

8. RELATED PARTY SUBORDINATED DEBT

On March 21, 2007 we borrowed $200,000 from two members of our Board of Directors; one of the Directors is also an officer of the Company. We issued to each Director a $100,000 principal amount subordinated secured note and a five-year warrant to buy 200,000 shares of our common stock. The exercise price under the warrant is $0.01 per share. We assigned a value of $22,741 to the warrants that were issued as original issuance discount against the debt and recorded as an increase to additional paid-in capital. Interest is due quarterly on this debt at a rate of 10% per annum; we can pay in cash or in-kind. We accrued $556 in interest on this debt and amortized $400 of costs related to the debt during the month of March 2007. The effective interest rate on this debt is

16.9%. The debt will be due in full in March 2009; we may prepay it without penalty. We used the proceeds from this debt, which was net of $6,400 of issuance costs, to provide us additional working capital.

This debt is secured by a junior lien on substantially all of Siboney Learning Group, Inc.’s assets. Our bank required that the Directors enter into an agreement that subordinates this borrowing to the amounts that we owe the bank as part of the refinancing of their debt. See Note 7.

9. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

	For the Three Months Ended March 31,
	2007	2006

Interest paid	$54,132	$28,289
Income taxes paid	$427	$1,300

Noncash financing transactions related to the
related party subordinated debt issuance:
Warrants recorded as original issuance discount	$22,741	$—
Accrual of debt issuance costs	$6,400	$—

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified the Emerging Issues Task Force Issue No. 06-3 ("EITF 06-3"), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 addresses the income statement presentation of taxes assessed by various governmental authorities and allows either gross or net presentation. EITF 06-3 is effective for us beginning January 1, 2007. Taxes that we are required to collect from our customers are not included in our revenues, but are accounted for as a liability to the agency until remitted.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for us beginning January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for us beginning January 1, 2008. We have not begun an assessment of the impact of SFAS 159 on our consolidated financial position and results of operations.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for us beginning January 1, 2008 and should not have an impact on our consolidated financial position or results of operation.

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

NCLB requires every public school have annual assessments in reading and in math in grades 3-8 and once between grades 10-12. Schools are also to assess all children in science at least once between the grades 3-5, 6-9, and 10-12. Although the science assessments are required, the results, under current law, will not be used for purposes of determining adequate yearly progress. Each school must meet state-specific annual mandates for adequate yearly progress or be classified as a failing school. Failing schools face serious consequences, from losing accreditation to relinquishing administrative control. NCLB requires 100% proficiency in reading and math for all public school students in grades 3-8 by school year 2013-2014, which places increasingly difficult demands upon schools for instructional improvement and satisfactory progress towards 100% proficiency.

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

As of March 31, 2007, we have 17 people on product development teams who develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating systems and test for quality assurance.

In early 2007 we were notified that Orchard Gold Star is a finalist for “Best Education Solution” in the Software & Information Industry Association’s 22nd annual CODiE Awards. The CODiE Awards finalists were selected by over 219 judges who work in the technology and education industry. In addition, Orchard Gold Star has been named a finalist in the Technology category of the Association of Educational Publishers’ 2007 Golden Lamp Awards. The Association of Educational Publishers presents the Golden Lamp Award each year to just four recipients - those judged to be the “best of the best” in four categories: Periodicals, Books, Technology and Instructional Materials. Lastly, in April 2007 our Orchard Gold Star 7-9 bundle was awarded ComputED’s Bessie award for Best Educational Software in the Middle School Language Arts category.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of our Orchard business is repeat business from schools or school districts that benefit from Orchard’s scalability by acquiring additional Skill Trees (individual programs) or bundles. We believe that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 71.4% and 79.6% of our revenue for the three months ended March 31, 2007 and 2006, respectively. A version of Orchard (Orchard Home) appropriate for home users is sold through a direct-to-home marketer of educational products. This reseller relationship provides us with access to the home market without the costs associated with retail distribution.

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

The Teacher Support Software (“TSS”) product line is best known for its popular tools for teachers and reading programs. TSS products are sold through all of our sales channels as single-title solutions and as part of comprehensive Orchard solutions. We actively upgrade older TSS products to be compatible with the computers and networks found in schools today. Our GAMCO and TSS single title product lines contributed 6.4% and 7.2% of our revenue for the three months ended March 31, 2007 and 2006, respectively.

Our Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is our primary product offering for the adult learning market and allows us to achieve incremental sales growth through this market. We continue to allocate programming resources on upgrading and enhancing these titles as a result of a perceived increase in demand for adult learner and remedial products. This product has represented approximately 9% of our revenues for the three months ended March 31, 2007 and 2006.

On February 2, 2007 Siboney Learning Group and Edumatics Corporation, (“Edumatics”) a California corporation, entered into a Strategic Alliance and Joint Development Agreement. Edumatics is a wholly-owned subsidiary of Educomp Solutions LTD of New Delhi, India. The Strategic Alliance and Joint Development Agreement calls for Siboney and Edumatics to jointly develop an online product to assist elementary and middle school students in preparing for their annual high-stakes state tests, using intellectual property provided by Siboney. Once developed, the product will be marketed, sold and supported using Siboney’s employees and independent sales channels. The terms of the agreement require Edumatics to make a one-time payment to Siboney in the amount of $240,000 in order to equally share in the cost of the software development. Edumatics also agreed to compensate Siboney for Edumatics’ share of the agreed upon value of the intellectual property provided by Siboney. Ongoing working capital required to market, sell and support the product will be equally contributed between Siboney and Edumatics. All revenues generated from the product will also be equally shared between the two parties, provided that Siboney will be entitled to a disproportionate share of the revenues until it has received $250,000 from the preferential allocation. We expect to begin marketing the product during mid-2007.

We also have certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries which are not believed to be material to our ongoing results of operations or financial condition.

Results of Operations

The following is our discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods covered by the accompanying consolidated financial statements.

Three Months Ended March 31, 2007 Compared To March 31, 2006

Our consolidated revenues decreased 20.6% or $308,321 to $1,187,083 from $1,495,404 during the first quarter of 2007 compared to the first quarter of 2006. This decrease was attributable to an industry-wide slowdown for supplemental curriculum software which resulted in lower Orchard Gold Star sales though our independent dealer network during the first quarter of 2007, offset by an increase of approximately $100,000 in premium and professional development services revenues on products sold but deferred as of December 31, 2006. Our service revenues were $137,776 during the first quarter of 2007 as compared to $38,864 during the first quarter of 2006.

Cost of product sales decreased 1.3% or $5,398 to $427,874 from $433,272 during the first quarter of 2007 compared to the first quarter of 2006. This decrease was attributable to lower material costs due to lower sales, offset by higher software amortization related to our release of Orchard 4.2 in the summer of 2006.

Selling, general and administrative expenses decreased 33.4% or $548,894 to $1,092,878 from $1,641,772 during the first quarter of 2007 compared to the first quarter of 2006. This decrease was due to aggressive cost reduction initiatives we implemented during the summer of 2006 which resulted in lower salaries and related costs. In addition, we had lower commissions during the recently completed quarter due to lower sales. We also received reimbursement for a portion of our operating expenses due to the joint software and development agreement we entered into with Edumatics in February 2007.

Due to the decrease in our costs we reported a lower net loss for the first quarter of 2007 compared to the first quarter of 2006, despite the lower revenues. Our net loss for the first quarter of 2007 was $249,629 (or $0.01 per share) after an income tax benefit of $136,000 compared to $366,128 (or $0.02 per share) after an income tax benefit of $243,000 for the first quarter of 2006.

Liquidity and Capital Resources

We continue to focus intensely on efforts to improve our liquidity. In February 2007, we entered into a joint software development agreement with Edumatics. The agreement calls for Edumatics and Siboney to jointly fund the development of an online test preparation program to be released in mid-summer 2007. We received a payment of $240,632 from Edumatics in February 2007 and a payment of $70,423 in March 2007. We used the funds that we received from Edumatics to offset half of the costs we incurred on the development of the online test preparation program and a portion of the operating costs we incurred during the first quarter of 2007. The revenue expected to be generated from this new product would help to improve our liquidity position during the latter part of 2007.

In March 2007 we issued $200,000 of subordinated debt and warrants to two Directors, the proceeds of which we used for working capital needs as well as investing in our short-term sales and marketing efforts. We anticipate that increased visibility of our award winning products, as well as indications that the market for supplemental curriculum sales may improve during the remainder of 2007, may also have a positive impact on our liquidity.

Cash increased $148,352 or 65.5% to $374,838 at March 31, 2007 compared to $226,486 at December 31, 2006 primarily reflecting cash provided by operations during the first quarter of 2007 and the proceeds from our related party subordinated debt and warrants issuance of $200,000. This allowed us to make a payment of $100,000 on our line of credit at the end of March 2007.

Accounts receivable decreased $318,989 or 42.7% to $427,469 compared to $746,458 at December 31, 2006, reflecting soft sales in the first quarter of 2007 and collection of the receivables from our strong sales at the end of the fourth quarter of 2006.

As a result of our financing activities during the first quarter of 2007, the dollar amount of our total debt increased $100,000 or 3.8% to $2,725,000 at March 31, 2007 from $2,625,000 at December 31, 2006 due to a payment of $100,000 on our line of credit, offset by the $200,000 in borrowing on the subordinated debt in March 2007. The subordinated debt is carried on our balance sheet at a discount reflecting the value of the warrants issued with it, as well as the related issuance costs, which will be amortized over the term of the debt. We have $100,000 available on our line of credit as of March 31, 2007.

Working capital decreased $226,937 or 31.3% to $499,312 at March 31, 2007 from $726,249 at December 31, 2006 primarily due to the reduction in accounts receivable, the increase in short-term debt, and the increase in our accrued expenses due to the funds we have received from Edumatics, partially offset by the decrease in our deferred service revenue liability.

In March 2007, we renewed and extended the maturity of our debt agreements with our bank. We were able to classify our note payable to a long-term liability on our balance sheet as of March 31, 2007 and December 31, 2006. The maturity dates of our line of credit and note payable have been extended to April 1, 2008 from April 1, 2007.

Both the line of credit and the promissory note require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 8.25% as of March 31, 2007. Accounts receivable, inventory, property and equipment are pledged as collateral.

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

If we breach any term or condition in the agreements our bank has the option to declare the notes immediately due and payable. We were in compliance with our financial covenants at March 31, 2007.

As required by our bank, we issued $200,000 principal amount of secured subordinated debt to two Directors in March 2007. The loan is secured by a junior lien on substantially all of our assets and is subordinated to our bank debt. The subordinated debt matures in March 2009 and bears interest at 10% per annum (which we can pay in cash or in-kind). As an inducement to the subordinated lenders, we issued them five-year warrants to purchase a total of 400,000 shares of our common stock at $0.01 per share. Under applicable accounting rules, we issued the subordinated debt at a discount of approximately $22,000, which will be amortized over the terms of the debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. We are reporting a material weakness related to our corporate tax accounting function. This weakness related specifically to the Company not maintaining sufficient resources in the corporate tax accounting function to accurately identify, evaluate and report our income tax transactions. This deficiency did not result in any material errors in the Company’s accounting for income taxes. Remediation will be taken and may include the following:

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

Our efforts to strengthen financial and internal controls continue. Solely as a result of the material weakness related to our corporate tax accounting function, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Such controls and procedures are designed to ensure that information we are required to disclose in our reports is accumulated and communicated to our management, including our principal executive officer and financial officer, to allow timely disclosure decisions. We note that the design of any system of controls is intended to provide reasonable, not absolute, assurance of timely recording, processing, summarization and reporting of information and there can be no assurance that any design will succeed in achieving its stated goals under all conditions. There have been no changes in internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Company’s renewal of its bank loan in March 2007, the bank required that the Company obtain $200,000 of subordinated debt from two of its Directors. As an inducement for the Directors, the Company issued to each Director a five-year warrant to buy 200,000 shares of the Company’s common stock in a private placement of securities under Section 4(2) of the Securities Act of 1933. The warrants were exercisable immediately upon issuance and have an exercise price of $0.01 per share.

ITEM 6. EXHIBITS

Exhibits required as part of this report are listed in the index appearing on page 19.

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

May 15, 2007

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

10.3
Letter Agreement between Southwest Bank of St. Louis and Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2007 incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K filed on March 23, 2007.

10.4
Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2007 incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K filed on March 23, 2007.

10.5
Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2007 incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K filed on March 23, 2007.

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