Form 10-Q
period 2007-06-30
SIBONEY CORP
filed 2007-08-14
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Number of shares of the registrant’s common stock outstanding as of July 31, 2007: 16,920,419

SIBONEY CORPORATION
FORM 10-Q

PART I  FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Current Assets
Cash	$165,202	$226,486
Accounts receivable, net	1,156,946	746,458
Inventories, net	276,911	297,398
Refundable income taxes	9,700	8,719
Prepaid expense	66,402	111,720
Deferred tax asset	130,000	114,000
Total Current Assets	1,805,161	1,504,781

Property and Equipment, Net	120,502	131,677
Long-term Note Receivable	155,674	163,839
Capitalized Software, Net	2,099,810	2,174,239
Goodwill	1,045,015	1,045,015
Deferred Tax Asset	1,012,000	991,000
Other Assets	16,758	12,778

Total Assets	$6,254,920	$6,023,329

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$1,096,875	$56,250
Line of credit	1,500,000	—
Accounts payable	326,548	234,978
Accrued expenses	421,484	296,596
Deferred revenue	139,076	190,708
Total Current Liabilities	3,483,983	778,532

Long-Term Liabilities
Line of credit	—	1,500,000
Long-term debt	—	1,068,750
Subordinated debt (related party)	186,016	—
Other long-term liabilities	23,900	—
Total Long-Term Liabilities	209,916	2,568,750

Commitments and Contingencies

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,920,419 at June 30, 2007 and December 31, 2006	1,692,042	1,692,042
Additional paid-in capital	69,799	38,296
Retained earnings	799,180	945,709
Total Stockholders' Equity	2,561,021	2,676,047

Total Liabilities and Stockholders' Equity	$6,254,920	$6,023,329

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$1,930,896	$2,233,779	$3,118,160	$3,729,183

Cost of Product Sales	442,199	506,810	870,072	940,082

Gross Profit	1,488,697	1,726,969	2,248,088	2,789,101

Selling, General and Administrative Expenses	1,193,738	1,617,145	2,286,686	3,258,917

Income (Loss) from Operations	294,959	109,824	(38,598)	(469,816)

Other Income (Expense)
Interest expense, net	(58,359)	(43,240)	(110,499)	(71,494)
Loss on sale of assets	—	—	—	(1,441)
Miscellaneous	—	689	68	896
Total Other Expense	(58,359)	(42,551)	(110,431)	(72,039)

Income (Loss) Before Income Taxes	236,600	67,273	(149,029)	(541,855)

Income Tax (Expense) Benefit	(99,000)	7,000	37,000	250,000

Net Income (Loss)	$137,600	$74,273	$(112,029)	$(291,855)

Net Income (Loss) per Share:
Basic	$0.01	$—	$(0.01)	$(0.02)
Fully Diluted	$0.01	$—	$(0.01)	$(0.02)

Weighted Average Number of Shares:
Basic	16,920,419	16,930,419	16,920,419	16,930,419
Fully Diluted	17,150,904	16,948,209	16,920,419	16,930,419

Note:  The fully diluted income per share calculations exclude the effect of stock options and warrants when their assumed proceeds exceed the average market price of the common stock during the period. For the three months ended June 30, 2007 and 2006, the number of stock options excluded from the computations were 2,068,060 and 2,646,760, respectively. For the six months ended June 30, 2007 and 2006, all stock options and outstanding warrants were excluded from the computations and totaled 2,518,060 and 2,873,460, respectively, as their effect would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30,
	2007	2006

COMMON STOCK
Balance at the beginning of the period	$1,692,042	$1,693,042

Balance at the end of the period	$1,692,042	$1,693,042

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the period	$38,296	$—
Stock-based compensation expense	8,762	28,484
Issuance of warrants to related parties	22,741	—

Balance at the end of the period	$69,799	$28,484

RETAINED EARNINGS
Balance at the beginning of the period	$945,709	$1,958,481
Cumulative effect of adoption of FIN 48	(34,500)	—
Net loss	(112,029)	(291,855)

Balance at the end of the period	$799,180	$1,666,626

STOCKHOLDERS' EQUITY AT END OF PERIOD	$2,561,021	$3,388,152

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(112,029)	$(291,855)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	52,026	99,634
Amortization	400,947	316,352
Amortization of subordinated debt costs	9,642	—
Deferred income taxes	(37,000)	(244,000)
Stock-based compensation expense	8,762	28,484
Loss on disposition of assets	—	1,441
Abandonment of software development in process	11,404	—
Reserves and allowances for accounts receivable	3,888	63,725
Reserve for obsolescence of inventory	9,000	1,800
Change in assets and liabilities:
Accounts and notes receivable	(406,211)	(380,090)
Inventories	11,487	30,788
Refundable income taxes	(981)	(1,500)
Prepaid expenses and other assets	46,853	64,524
Accounts payable, accrued expenses
and deferred revenue	154,226	(89,530)
Net Cash Provided By (Used In) Operating Activities	152,014	(400,227)

Cash Flows From Investing Activities
Payments for equipment	(40,851)	(23,728)
Proceeds from sale of assets	—	500
Payments for software development costs	(337,922)	(438,955)
Net Cash Used In Investing Activities	(378,773)	(462,183)

Cash Flows From Financing Activities
Proceeds on line of credit	—	1,100,000
Principal payment on promissory note	(28,125)	(75,000)
Proceeds from issuance of related party
subordinated debt and warrants	193,600	—
Principal payments on capital lease obligation	—	(11,116)
Net Cash Provided By Financing Activities	165,475	1,013,884

Change In Cash	(61,284)	151,474

Cash - Beginning of Period	226,486	270,987

Cash - End of Period	$165,202	$422,461

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Revenue from software license agreements is recognized when the following have been met:

•	Persuasive evidence of an agreement exists;
•	Delivery of the software has occurred;
•	The fee is fixed or determinable; and
•	Collectibility is probable.

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

3.  ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	June 30,	December 31,
	2007	2006

Accounts receivable	$1,286,747	$874,237
Allowance for doubtful accounts, sales credits and returns	(129,801)	(127,779)

	$1,156,946	$746,458

Accounts receivable are pledged as collateral for debt (Notes 7 and 8).

4.  INVENTORIES

Inventories consist of:

	June 30,	December 31,
	2007	2006

Finished goods	$149,812	$160,160
Raw materials	167,099	168,238
Reserve for obsolescence	(40,000)	(31,000)

	$276,911	$297,398

Inventories are pledged as collateral for debt (Notes 7 and 8).

5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The components of capitalized software development costs consist of:

	June 30,	December 31,
	2007	2006

Software development in progress	$657,726	$379,308
Capitalized software development costs	5,119,060	5,070,960
Accumulated amortization	(3,676,976)	(3,276,029)

	$2,099,810	$2,174,239

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

Amortization of software development costs charged against earnings amounted to $190,590 and $151,505 for the three months ended June 30, 2007 and 2006, respectively. Amortization of software development costs charged against earnings amounted to $400,947 and $316,352 for the six months ended June 30, 2007 and 2006, respectively.  We expensed to selling, general and administrative expenses $11,404 in costs related to a title that was not released during the first quarter of 2007.

In February 2007 we entered into a strategic alliance and joint development agreement with Edumatics Corporation, Inc. (“Edumatics”). Under the agreement we are jointly developing and marketing a new test preparation program. We share costs and any revenues generated with Edumatics, as provided in the agreement. During the first quarter of 2007 we received approximately $311,000 in cash from Edumatics to fund its share of the costs we incurred for development efforts and overhead costs related to this new product. We reduced the amount we capitalized into software development by approximately $87,000 during the six months ended June 30, 2007 to reflect the portion paid by Edumatics. We also reduced our selling, general and administrative expenses by approximately $80,000 during the three months ended June 30, 2007 and $142,000 during the six months ended June 30, 2007 to reflect the portion paid by Edumatics. The remaining $82,000 of funds we received from Edumatics is accounted for as an accrued expense in our consolidated balance sheet as of June 30, 2007 as we consider these funds to be a liability until we have completed the software development of the test preparation program, at which time the funds will reduce our capitalized software development costs.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

As of January 1, 2007, we provided a liability of $34,500 for unrecognized tax benefits related to various federal and state income tax matters. This entire amount would impact our effective tax rate, if recognized. As we have net operating losses we did not accrue interest or penalties related to our unrecognized tax benefits. The liability has not changed during the three and six months ended June 30, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months, except for a $10,600 reduction, which relates to the amortization of intangible assets, due to the expiration of the statute of limitations for tax year 2003.

We recognize interest related to uncertain tax positions in interest income or expense and related penalties, if applicable, in operating expenses which is consistent with how we recognized these items in prior periods. For the three and six months ended June 30, 2007, we had no interest expense in our consolidated statement of operations or any accrued interest in our consolidated balance sheet as of June 30, 2007 related to unrecognized tax benefits. No penalties were recognized during the three and six months ended June 30, 2007.

7.  DEBT

We have a $1,500,000 revolving line of credit agreement with our bank. We had a balance of $1,500,000 outstanding on this line as of June 30, 2007. In addition, we owe our bank $1,096,875 as of June 30, 2007 under a promissory note. We made the July 1, 2007 scheduled quarterly principal payment of $28,125 at the end of June 2007.

Both the line of credit and the promissory note require us to pay interest monthly on the outstanding balance at our bank’s prime rate which is currently 8.25% per annum. Accounts receivable, inventory, property and equipment are pledged as collateral.

In March 2007 we entered into new debt agreements with our bank that extended the due dates on both the line of credit and the promissory note to April 1, 2008 from April 1, 2007.

In connection with the renewal of our bank loan, the following terms were added to our debt:

•	We will make two additional quarterly principal payments of $28,125 on October 1, 2007 and January 1, 2008 and the remaining $1,040,625 is due April 1, 2008.
•	The line of credit was extended to April 1, 2008 when the outstanding balance is due.
•	Our stockholders’ equity plus subordinated debt must be at least $2,700,000 as of June 30, 2007.
•	Our liabilities as a percent of stockholders’ equity plus subordinated debt must be less than 1.25:1.00 as of June 30, 2007.
•	We were required to obtain $200,000 of subordinated debt from two of our Directors. (See Note 8 “Related Party Subordinated Debt”.)

If we breach any term or condition in the agreements our bank has the option to declare the notes immediately due and payable.

The entire bank debt of $2,596,875 matures on April 1, 2008.

We will seek to enter into a new credit agreement with our bank effective on or before April 1, 2008.  We believe that we will continue to generate cash flows from operations or be able to obtain additional financing to enable us to support our current business levels; however, failure to enter into a renewal of our credit agreement would have a material adverse effect on our financial condition and results of operations. The terms of a replacement credit facility may be less favorable than those historically experienced.

As of June 30, 2007, we did not comply with a financial covenant specified in our bank credit agreement. We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Under the credit agreement, this ratio is measured at the end of each quarter. Our ratio as of June 30, 2007 was 1.34:1.00. We have obtained a waiver for this non-compliance as of June 30, 2007. Although we continue to be out of compliance with this financial covenant as of the date of this report, we do not anticipate that the bank will exercise its right to declare the notes due and payable. However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with this financial covenant.

8.  RELATED PARTY SUBORDINATED DEBT

On March 21, 2007 we borrowed $200,000 from two members of our Board of Directors; one of the Directors is also an officer of the Company. We issued to each Director a $100,000 principal amount subordinated secured note and a five-year warrant to buy 200,000 shares of our common stock. The exercise price under the warrant is $0.01 per share. We assigned a value of $22,741 to the warrants that were issued as original issuance discount against the debt and recorded it as an increase to additional paid-in capital.

The effective interest rate on this debt is 16.9%. The debt will be due in full in March 2009; we may prepay it without penalty. We used the proceeds from this debt, which was net of $6,400 of issuance costs, to provide us additional working capital.

Interest is due quarterly on this debt at a rate of 10% per annum; we can pay in cash or in-kind. We accrued a total of $5,611 in interest through June 30, 2007, which was added to the principal balance of the subordinated debt increasing it to $205,611.

The following table shows the related party expenses in our consolidated statement of operations related to this debt:

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007

Interest expense on subordinated debt	$5,056	$5,611
Amortization of original issuance discount	2,835	3,146
Total related party interest expense	$7,891	$8,757

Debt issuance costs amortized to selling,
general and administrative costs	$798	$885

This debt is secured by a junior lien on substantially all of Siboney Learning Group, Inc.’s assets. Our bank required that the Directors enter into an agreement that subordinates their loans to the amounts that we owe the bank as part of the refinancing of their debt.  See Note 7.

9.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

	For the Six Months Ended
	June 30,
	2007	2006

Interest paid	$107,454	$71,629
Income taxes paid	$1,157	$6,700

Noncash financing transactions related to the
related party subordinated debt issuance:
Warrants recorded as original issuance discount	$22,741	$—
Payment "in kind" of accrued interest	$5,611	$—

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

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”).  FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for us beginning January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

In March 2007, the FASB ratified EITF Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for us beginning January 1, 2008 and should not have an impact on our consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF 06-11 Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for us beginning January 1, 2008 and should not have an impact on our consolidated financial position or results of operations.

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

We publish five software product lines:
•	Orchard Software for Your State (“Orchard”)
•	Journey
•	GAMCO Educational Software
•	Educational Activities Software
•	PracticePlanet

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

NCLB requires every public school have annual assessments in reading and in math in grades 3-8 and once between grades 10-12. Schools are also to assess all children in science at least once between the grades 3-5, 6-9, and 10-12. Although the science assessments are required, the results, under current law, will not be used for purposes of determining adequate yearly progress. Each school must meet state-specific annual mandates for adequate yearly progress or be classified as a failing school.  Failing schools face serious consequences, from losing accreditation to relinquishing administrative control. NCLB requires 100% proficiency in reading and math for all public school students in grades 3–8 by school year 2013-2014, which places increasingly difficult demands upon schools for instructional improvement and satisfactory progress towards 100% proficiency.

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

Over 9,000 schools use Orchard in computer labs, learning centers and classrooms to supplement core instruction. Unlike many competitive comprehensive solutions, Orchard’s solution is delivered as an unlimited network/site license with no required recurring fees. Orchard’s scalable product configurations allow schools with limited budgets to make a modest initial investment by purchasing individual Skill Trees and then to grow their Orchard solution with future purchases of larger curriculum bundles.

In early 2007 we were notified that Orchard Gold Star is a finalist for “Best Education Solution” in the Software & Information Industry Association’s 22nd annual CODiE Awards. In April 2007 our Orchard Gold Star 7-9 bundle was awarded ComputED’s Bessie award for Best Educational Software in the Middle School Language Arts category. In June 2007 Orchard Gold Star was awarded the Golden Lamp award in the Technology category by the Association of Educational Publishers.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions. A majority of our Orchard business is repeat business from schools or school districts that benefit from Orchard’s scalability by acquiring additional Skill Trees (individual programs) or bundles.  We believe that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures. Orchard contributed 77.9% and 80.9% of our revenue for the six months ended June 30, 2007 and 2006, respectively. A version of Orchard (Orchard Home) appropriate for home users is sold through a direct-to-home marketer of educational products.  This reseller relationship provides us with access to the home market without the costs associated with retail distribution.

We also publish two titles-based instructional software product lines:

GAMCO Educational Software (“GAMCO”) is our original software product line. GAMCO provides schools with single titles and curriculum solutions which we believe are highly motivating and engaging. GAMCO products are sold through the major national and regional school software catalog dealers, our inside sales force, direct catalogs and direct promotions. All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs. Popular titles include Touchdown Math, Math Concepts, Language Concepts and Phonics. Many of our GAMCO titles were updated in 2006 to run under the Macintosh OS X operating system in an effort to pursue sales in this underserved market. Our GAMCO product line contributed 5.5% and 6.1% of our revenue for the six months ended June 30, 2007 and 2006, respectively.

Our Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years. Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives. EAS is our primary product offering for the adult learning market and allows us to achieve incremental sales growth through this market. We continue to allocate programming resources on upgrading and enhancing these titles as a result of a perceived increase in demand for adult learner and remedial products. This product has represented approximately 9% of our revenues for the six months ended June 30, 2007 and 2006.

On February 2, 2007 Siboney Learning Group and Edumatics Corporation, a California corporation, (“Edumatics”) entered into a Strategic Alliance and Joint Development Agreement. Edumatics is a wholly-owned subsidiary of Educomp Solutions LTD of New Delhi, India. The Strategic Alliance and Joint Development Agreement calls for Siboney and Edumatics to jointly develop an online product (named PracticePlanet) to assist elementary and middle school students in preparing for their annual high-stakes state tests, using intellectual property provided by Siboney. PracticePlanet is marketed, sold and supported using Siboney’s employees and independent sales channels. The terms of the agreement required Edumatics to make a one-time payment to Siboney in the amount of $240,000 in order to equally share in the cost of the software development. Edumatics also agreed to compensate Siboney for Edumatics’ share of the agreed upon value of the intellectual property provided by Siboney. Ongoing working capital required to market, sell and support the product will be equally contributed between Siboney and Edumatics. All revenues generated from the product will also be equally shared between he two parties, provided that Siboney will be entitled to a disproportionate share of the revenues until it has received $250,000 from the preferential allocation.

PracticePlanet is an online test preparation program designed to enhance student skills and improve scores on state assessments. PracticePlanet uses test items which are correlated to state curriculum standards, prompt feedback and interactive games designed to keep students engaged.  A robust management system allows educators to track progress at the student, class and school level. The online delivery system allows students and teachers to have access to PracticePlanet wherever an Internet connection is available. Test and practice results are automatically aggregated and presented in a form that is concise and easy to read.

We also have certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries which have not been material to our results of operations or financial condition over the past several years. We could receive an aggregate payment of up to $250,000 under a lease of our coal properties in the second half of 2007. Royalties received are dependent upon coal prices and production. Our claims for oil and gas interests nationalized by the Cuban government could have material value, however there is no assurance that we will be able to monetize such interests or as to the amount of any such value.

Results of Operations

The following is our discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods covered by the accompanying consolidated financial statements.

Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006

Our consolidated revenues decreased 13.6% or $302,883 to $1,930,896 from $2,233,799 during the second quarter of 2007 compared to the second quarter of 2006. Total revenue decreased 16.4% or $611,023 to $3,118,160 in the first six months of 2007 from $3,729,183 in the first six months of 2006. These decreases were attributable to an industry-wide slowdown for supplemental curriculum software which resulted in lower Orchard Gold Star sales though our independent dealer network during the first six months of 2007, offset by an increase of approximately $131,000 in premium and professional development services revenues as our customers have purchased these services on a higher percentage of our Orchard sales in 2007. Our service revenues were $71,804 during the second quarter of 2007 as compared to $39,137 during the second quarter of 2006. Service revenues were $209,580 in the first six months of 2007 compared to $78,001 during the first six months of 2006.

Cost of product sales decreased 12.7% or $64,611 to $442,199 from $506,810 during the second quarter of 2007 compared to the second quarter of 2006. Cost of product sales decreased 7.4% or $70,010 to $870,072 from $940,082 during the first six months of 2007 compared to the first six months of 2006. These decreases were attributable to lower material costs due to lower sales, offset by higher software amortization related to our release of Orchard 4.2 in the summer of 2006 and higher material costs in the second quarter of 2006 as we wrote off older versions of our software in conjunction with the release of Orchard 4.2.

Selling, general and administrative expenses decreased 26.2% or $423,407 to $1,193,738 from $1,617,145 during the second quarter of 2007 compared to the second quarter of 2006. Selling, general and administrative expenses decreased 29.8% or $972,231 to $2,286,686 from $3,258,917 during the first six months of 2007 compared to the first six months of 2006. These decreases were due to aggressive cost reduction initiatives we implemented during the summer of 2006 which resulted in lower salaries and related costs.  In addition, we had lower commission expense during the first six months of 2007 compared to the same period of 2006 due to lower sales.  We also received reimbursement for a portion of our operating expenses due to the joint software and development agreement we entered into with Edumatics in February 2007, which reduced our selling, general and administrative expenses by approximately $80,000 during the three months ended June 30, 2007 and $142,000 during the six months ended June 30, 2007.

Due to the decrease in our costs we reported higher net income for the second quarter of 2007 compared to the second quarter of 2006, despite the lower revenues. Our net income for the second quarter of 2007 was $137,600 (or $0.01 per share) after income tax expense of $99,000 compared to $74,273 (or $0.00 per share) after an income tax benefit of $7,000 for the second quarter of 2006. We booked an income tax benefit in the second quarter of 2006 primarily due to an increase to our deferred tax asset to reflect deductions on our 2005 income tax returns that were not accounted for when we estimated our income tax benefit at December 31, 2005. These adjustments were recorded in the second quarter of 2006 after our 2005 income tax returns were prepared. Our net loss for the first six months of 2007 was $112,029 (or $0.01 per share) after an income tax benefit of $37,000, compared to a net loss of $291,855 (or $0.02 per share) after an income tax benefit of $250,000 for the first six months of 2006.

Liquidity and Capital Resources

In February 2007, we entered into a joint software development agreement with Edumatics. The agreement calls for Edumatics and Siboney to jointly fund the development of an online test preparation program to be released in mid-summer 2007. We received a payment of $240,632 from Edumatics in February 2007 and a payment of $70,423 in March 2007. We used the funds that we received from Edumatics to offset half of the costs we incurred on the development of the online test preparation program and a portion of the operating costs we incurred during the six months ended June 30, 2007. The revenue expected to be generated from this new product would help to improve our liquidity position during the latter part of 2007.

In March 2007 we issued $200,000 of subordinated debt and warrants to two Directors, the proceeds of which we used for working capital needs as well as investing in our short-term sales and marketing efforts.

Cash decreased $61,284 or 27.1% to $165,202 at June 30, 2007 compared to $226,486 at December 31, 2006 primarily reflecting cash provided by operations during the six months ended June 30, 2007, proceeds from our related party subordinated debt and warrants issuance of $200,000, offset by software development costs and equipment purchases. We made a $28,125 principal payment on our promissory note at the end of June 2007.

Accounts receivable increased $410,488 or 55.0% to $1,156,946 compared to $746,458 at December 31, 2006. This increase was due to stronger sales in the second quarter of 2007 as compared to the fourth quarter of 2006 and an increase in days sales outstanding to 61 days from 52 days at December 31, 2006 due to the timing of sales in the quarter and slower payments from larger school district orders during the quarter.

As a result of our financing activities during the six months ended June 30, 2007, the dollar amount of our total debt increased $157,891 or 6.0% to $2,782,891 at June 30, 2007 from $2,625,000 at December 31, 2006 due to a payment of $28,125 on our promissory note, offset by the $200,000 in borrowing on the subordinated debt in March 2007. We accrued a total of $5,611 in interest through June 30, 2007, which was added to the principal balance of the subordinated debt increasing it to $205,611. The subordinated debt is carried on our balance sheet at a discount reflecting the value of the warrants issued with it which will be amortized over the term of the debt. We have no availability on our line of credit as of June 30, 2007.

Working capital decreased $2,405,071 to a working capital deficit of $1,678,822 at June 30, 2007 from $726,249 at December 31, 2006 primarily due to the classification of our line of credit and promissory note as current liabilities.

In March 2007, we renewed and extended the maturity of our debt agreements with our bank. We were able to classify our note payable to a long-term liability on our balance sheet as of December 31, 2006. The maturity dates of our line of credit and note payable were extended to April 1, 2008 from April 1, 2007.

Both the line of credit and the promissory note require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 8.25% as of June 30, 2007. Accounts receivable, inventory, property and equipment are pledged as collateral.

In connection with the renewal of our bank loan, the following terms were added to our debt:

•	We will make two additional quarterly principal payments of $28,125 on October 1, 2007 and January 1, 2008 and the remaining $1,040,625 is due April 1, 2008.
•	The line of credit was extended to April 1, 2008 when the outstanding balance is due.
•	Our stockholders’ equity plus subordinated debt must be at least $2,700,000 as of June 30, 2007.
•	Our liabilities as a percent of stockholders’ equity plus subordinated debt must be less than 1.25:1.00 as of June 30, 2007.
•	We were required to obtain $200,000 of subordinated debt from two of our Directors. (See Note 8 “Related Party Subordinated Debt”.)

If we breach any term or condition in the agreements our bank has the option to declare the notes immediately due and payable.

The entire bank debt of $2,596,875 matures on April 1, 2008.

We will seek to enter into a new credit agreement with our bank effective on or before April 1, 2008. We believe that we will continue to generate cash flows from operations or be able to obtain additional financing to enable us to support our current business levels; however, failure to enter into a renewal of our credit agreement would have a material adverse effect on our financial condition and results of operations. The terms of a replacement credit facility may be less favorable than those historically experienced.

As of June 30, 2007, we did not comply with a financial covenant specified in our bank credit agreement. We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00. Under the credit agreement, this ratio is measured at the end of each quarter. Our ratio as of June 30, 2007 was 1.34:1.00. We have obtained a waiver for this non-compliance as of June 30, 2007. Although we continue to be out of compliance with this financial covenant as of the date of this report, we do not anticipate that the bank will exercise its right to declare the notes due and payable. However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with this financial covenant.

Other Matters

Critical Accounting Policies

The financial information as of June 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on March 23, 2007.

For a discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on March 23, 2007.

Recent Accounting Pronouncements

See Notes 6 and 10 of Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting pronouncements, including discussion of the impact of adopting FIN 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 on January 1, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2007, Timothy J. Tegeler, the Company’s Chief Executive Officer and William D. Edwards, Jr., the Company’s Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Under rules adopted by the Securities and Exchange Commission, as a non-accelerated filer we are not required to perform an evaluation of changes to our internal control over financial reporting requirements mandated by Section 404 of the Sarbanes Oxley Act of 2002  for the quarterly period covered by this report.

However, we previously reported a material weakness related to our corporate tax accounting function which was identified by management in its assessment of the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

This weakness related specifically to the Company’s not maintaining sufficient resources in the corporate tax accounting function to accurately identify, evaluate and report our income tax transactions. This deficiency did not result in any material errors in the Company’s accounting for income taxes. Remediation will be taken and may include the following:

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
•	Risks related to our customers’ dependence on government funding to purchase our products.
•	Risks associated with our ability to access capital to finance our business.
•	Risks associated with our ability to compete with well-established and well-funded competitors.
•	Risks associated with the constant changes in the technologies used to build and deliver our products.
•	Our ability to retain key personnel.
•	Our ability to motivate our independent dealer representatives to sell our products.
•	Changes in market acceptance and demand for curriculum-based educational software, including the effects of possible changes to NCLB requirements.
•	Risks associated with acceptance of statistical studies.
•	Risks that we may not receive payment under coal leases or monetize the value, if any, in our oil and gas interests that were nationalized by the Cuban government.

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

PART II - OTHER INFORMATION

ITEM 3. DEFAULT UPON SENIOR SECURITIES

As of June 30, 2007, we did not comply with a financial covenant specified in our bank credit agreement.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Under the credit agreement, this ratio is measured at the end of each quarter. Our ratio as of June 30, 2007 was 1.34:1.00. We have obtained a waiver for this non-compliance as of June 30, 2007. Although we continue to be out of compliance with this financial covenant as of the date of this report, we do not anticipate that the bank will exercise its right to declare the notes due and payable. However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with this financial covenant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 22, 2007. At the annual meeting, shareholders of the Company voted to elect six directors.

With respect to the election of directors, the following votes were cast:

Nominee	Votes in Favor	Votes Withheld	Broker Non-votes

Rebecca M. Braddock	11,494,175	163,710	757,010

William D. Edwards, Jr.	11,479,375	171,210	757,010

John J. Riffle	11,539,775	140,660	757,010

Lewis B. Shepley	11,539,075	141,260	757,010

Timothy J. Tegeler	11,469,525	176,160	757,010

Jerome W. Thomasson	11,539,575	140,760	757,010

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

ITEM 6. EXHIBITS

Exhibits required as part of this report are listed in the index appearing on page 22.

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
(Authorized officer and principal financial officer)

August 14, 2007

Index to Exhibits

Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934

31.2	Certification by Chief Financial Officer pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002