Form 10-Q
period 2007-09-30
SIBONEY CORP
filed 2007-11-14
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Number of shares of the registrant’s common stock outstanding as of October 31, 2007: 16,920,419

SIBONEY CORPORATION
FORM 10-Q

PART I  FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Current Assets
Cash	$216,227	$226,486
Accounts receivable, net	684,907	746,458
Inventories, net	279,873	297,398
Refundable income taxes	6,274	8,719
Prepaid expense	85,267	111,720
Deferred tax asset	—	114,000
Total Current Assets	1,272,548	1,504,781

Property and Equipment, Net	111,796	131,677

Long-term Note Receivable	156,294	163,839

Capitalized Software, Net	2,120,648	2,174,239

Goodwill	1,045,015	1,045,015

Deferred Tax Asset	—	991,000

Other Assets	22,340	12,778

Total Assets	$4,728,641	$6,023,329

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$1,090,747	$56,250
Line of credit	1,400,000	—
Accounts payable	235,600	234,978
Accrued expenses	299,502	296,596
Deferred revenue	89,517	190,708
Interest payable ($0 related party)	16,966	—
Total Current Liabilities	3,132,332	778,532

Long-Term Liabilities
Line of credit	—	1,500,000
Long-term debt	—	1,068,750
Subordinated debt (related party)	194,137	—
Other long-term liabilities	54,400	—
Total Long-Term Liabilities	248,537	2,568,750

Commitments and Contingencies

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,920,419 at September 30, 2007 and December 31, 2006	1,692,042	1,692,042
Additional paid-in capital	73,526	38,296
Retained earnings (deficit)	(417,796)	945,709
Total Stockholders' Equity	1,347,772	2,676,047

Total Liabilities and Stockholders' Equity	$4,728,641	$6,023,329

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$1,486,094	$1,289,135	$4,604,254	$5,018,318

Cost of Product Sales	404,611	444,039	1,274,684	1,384,122

Gross Profit	1,081,483	845,096	3,329,570	3,634,196

Selling, General and
Administrative Expenses	1,073,228	1,353,443	3,359,845	4,612,358

Income (loss) from Operations	8,255	(508,347)	(30,275)	(978,162)

Other Income (Expense)
Interest expense, net	(58,882)	(46,768)	(169,381)	(118,262)
Gain (loss) on sale of assets	250	(14,960)	250	(16,401)
Miscellaneous	—	94	—	990
Total Other Expense	(58,632)	(61,634)	(169,131)	(133,673)

Loss Before Income Taxes	(50,377)	(569,981)	(199,406)	(1,111,835)

Income Tax (Expense) Benefit	(1,136,099)	221,000	(1,099,099)	471,000

Net Loss	$(1,186,476)	$(348,981)	$(1,298,505)	$(640,835)

Net Loss per Share:
Basic	$(0.07)	$(0.02)	$(0.08)	$(0.04)
Diluted	$(0.07)	$(0.02)	$(0.08)	$(0.04)

Weighted Average Number of Shares:
Basic	16,920,419	16,930,419	16,920,419	16,930,419
Diluted	16,920,419	16,930,419	16,920,419	16,930,419

Note: For the three and nine months ended September 30, 2007 and 2006, all stock options and outstanding warrants were excluded from the computations of diluted income per share and totaled
2,518,060 and 2,673,460, respectively, as their effect would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	For the Nine Months Ended
	September 30,
	2007	2006

COMMON STOCK
Balance at the beginning of the period	$1,692,042	$1,693,042

Balance at the end of the period	$1,692,042	$1,693,042

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the period	$38,296	$—
Stock-based compensation expense	12,489	33,093
Issuance of warrants to related parties	22,741	—

Balance at the end of the period	$73,526	$33,093

RETAINED EARNINGS (DEFICIT)
Balance at the beginning of the period	$945,709	$1,958,481
Cumulative effect of adoption of FIN 48	(65,000)	—
Net loss	(1,298,505)	(640,835)

Balance at the end of the period	$(417,796)	$1,317,646

STOCKHOLDERS' EQUITY AT END OF PERIOD	$1,347,772	$3,043,781

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(1,298,505)	$(640,835)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	72,422	142,201
Amortization	576,818	500,542
Amortization of subordinated debt costs	18,570	—
Deferred income taxes	1,105,000	(464,000)
Stock-based compensation expense	12,489	33,093
Gain (loss) on disposition of assets	(250)	16,401
Abandonment of software development in process	11,404	—
Reserves and allowances for accounts receivable	(14,725)	60,325
Reserve for obsolescence of inventory	11,860	(500)
Change in assets and liabilities:
Accounts and notes receivable	83,821	(40,498)
Inventories	5,665	57,185
Refundable income taxes	2,445	7,721
Prepaid expenses and other assets	21,599	26,908
Accounts payable, accrued expenses
and deferred revenue	(91,297)	(204,818)
Net Cash Provided By (Used In) Operating Activities	517,316	(506,275)

Cash Flows From Investing Activities
Payments for equipment	(52,541)	(23,728)
Proceeds from sale of assets	250	500
Payments for software development costs	(534,631)	(617,765)
Net Cash Used In Investing Activities	(586,922)	(640,993)

Cash Flows From Financing Activities
Proceeds (payment) on line of credit	(100,000)	1,100,000
Principal payment on promissory note	(34,253)	(75,000)
Proceeds from issuance of related party
subordinated debt and warrants	193,600	—
Principal payments on capital lease obligation	—	(11,116)
Net Cash Provided By Financing Activities	59,347	1,013,884

Change In Cash	(10,259)	(133,384)

Cash - Beginning of Period	226,486	270,987

Cash - End of Period	$216,227	$137,603

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

3.  ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30,	December 31,
	2007	2006

Accounts receivable	$716,975	$874,237
Amount due from collaborator	79,120	—
Allowance for doubtful accounts, sales
credits and returns	(111,188)	(127,779)

	$684,907	$746,458

Accounts receivable are pledged as collateral for debt (Notes 8 and 9).

4.  INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2007	2006

Finished goods	$153,197	$160,160
Raw materials	169,536	168,238
Reserve for obsolescence	(42,860)	(31,000)

	$279,873	$297,398

Inventories are pledged as collateral for debt (Notes 8 and 9).

5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The components of capitalized software development costs consist of:

	September 30,	December 31,
	2007	2006

Software development in progress	$714,420	$379,308
Capitalized software development costs	5,259,075	5,070,960
Accumulated amortization	(3,852,847)	(3,276,029)

	$2,120,648	$2,174,239

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

Amortization of software development costs charged against earnings amounted to $175,871 and $184,192 for the three months ended September 30, 2007 and 2006, respectively.  Amortization of software development costs charged against earnings amounted to $576,818 and $500,542 for the nine months ended September 30, 2007 and 2006, respectively.  We expensed to selling, general and administrative expenses $11,404 in costs related to a title that was abandoned during the first quarter of 2007.

6.  COLLABORATIVE ARRANGEMENT

In February 2007 we entered into a strategic alliance and joint development agreement with Edumatics Corporation, Inc. (“Edumatics”).  Under the agreement we jointly developed a new online test practice product which is marketed under the name PracticePlanet™.  We share costs and any revenues generated with Edumatics, as provided in the agreement.  During the first quarter of 2007 we received approximately $311,000 in cash from Edumatics to fund their share of the costs we incurred for development efforts and overhead costs related to this new product.  We reduced the amount we capitalized into software development by approximately $120,000 during the nine months ended September 30, 2007 to reflect the portion paid by Edumatics.  We also reduced our selling, general and administrative expenses by approximately $83,000 during the three months ended September 30, 2007 and $225,000 during the nine months ended September 30, 2007 to reflect Edumatics’ portion of these costs.  We have $45,000 of development funds we received from Edumatics which is accounted for as an accrued expense in our consolidated balance sheet as of September 30, 2007 as we consider these funds to be a liability until we have completed the development of the program, at which time the funds will reduce our capitalized software development costs.  We are due $79,120 from Edumatics under the agreement for their portion of the overhead and marketing costs we incurred during the third quarter of 2007, which is included in accounts receivable on our consolidated balance sheet as of September 30, 2007.

On October 1, 2007, the Emerging Issues Task Force ratified a draft abstract: Issue 07-1, Accounting for Collaborative Arrangements.  The draft abstract defines collaborative arrangements and establishes reporting requirements for transactions between collaborators.  We reviewed the draft abstract and concluded that our agreement with Edumatics (discussed above) would qualify as a collaborative arrangement under the definition of the draft abstract.  We do not believe that the presentation of our costs will be impacted by this issue if it is ratified.  The Task Force will discuss this issue at its November meeting and the proposed effective date is set for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years, with retrospective application to all prior periods presented.

7.  INCOME TAXES

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

Based upon our continued assessment of the realization of our net deferred tax asset; our third year of historic cumulative losses and the generation of a loss during the three months ended September 30, 2007, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax asset in the amount of $1,141,000 as of September 30, 2007.  In future periods, our earnings or losses will not be tax-effected until such time as the certainty of future tax benefits can be reasonably assured.

On January 1, 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is “more-likely-than-not” that the position would be sustained upon examination by tax authorities.  Tax positions that meet the “more-likely-than-not” threshold are then valued to determine the amount of benefit to be recognized in the financial statements.  In general, we are not subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004 and, accordingly, a liability for uncertain tax positions is not required for those years.

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

As of January 1, 2007, we originally provided a liability of $34,500 for unrecognized tax benefits related to various federal and state income tax matters.  This entire amount would impact our effective tax rate, if recognized.  As we have net operating losses we did not accrue interest or penalties related to our unrecognized tax benefits.  The liability increased $19,900 during the three months ended September 30, 2007 due to the identification of unrecognized tax benefits related to meals and entertainment, partially offset by the expiration of the statute of limitations for tax year 2003.  The identification of additional unrecognized tax benefits increased the cumulative effect on retained earnings by $30,500 due to our adoption of FIN 48.  The expiration of the statute of limitations was recorded as income tax benefit of $10,600 during the three months ended September 30, 2007.  We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We recognize interest related to uncertain tax positions in interest income or expense and related penalties, if applicable, in operating expenses which is consistent with how we recognized these items in prior periods.  For the three and nine months ended September 30, 2007, we reported no interest expense in our consolidated statement of operations and we did not report any accrued interest in our consolidated balance sheet as of September 30, 2007 related to unrecognized tax benefits.  No penalties were recognized during the three and nine months ended September 30, 2007.

8.  DEBT

We have a $1,500,000 revolving line of credit agreement with our bank.  We had a balance of $1,400,000 outstanding on this line as of September 30, 2007.  In addition, we owe our bank $1,090,747 as of September 30, 2007 under a promissory note.

Both the line of credit and the promissory note require us to pay interest monthly on the outstanding balance at our bank’s prime rate which is currently 7.50% per annum.  Accounts receivable, inventory, property and equipment are pledged as collateral.

In March 2007 we entered into new debt agreements with our bank that extended the due dates on both the line of credit and the promissory note to April 1, 2008 from April 1, 2007.

In connection with the renewal of our bank loan, the following terms were added to our debt:

•	We will make quarterly principal payments of $28,125 on October 1, 2007 and January 1, 2008 and the remaining $1,034,497 is due April 1, 2008.
•	The line of credit was extended to April 1, 2008 when the outstanding balance is due.
•	Our stockholders’ equity plus subordinated debt must be at least $2,700,000.
•	Our liabilities as a percent of stockholders’ equity plus subordinated debt must be less than 1.25:1.00.
•	We were required to obtain $200,000 of subordinated debt from two of our Directors. (See Note 9 “Related Party Subordinated Debt”.)

If we breach any term or condition in the agreements our bank has the option to declare the notes immediately due and payable.

The entire bank debt in the amount of $2,490,747 matures on April 1, 2008.

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

As of September 30, 2007, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Our ratio as of September 30, 2007 was 2.19:1.00.  In addition we are to maintain a net worth, plus subordinated debt, of not less than $2,700,000; our net worth plus subordinated debt was $1,541,909 as of September 30, 2007.  We have obtained a waiver for this non-compliance as of September 30, 2007.  Although we continue to be out of compliance with these financial covenants as of the date of this report, we do not anticipate that the bank will exercise its right to declare the notes due and payable.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with these or any other financial covenants.

9.  RELATED PARTY SUBORDINATED DEBT

On March 21, 2007, we borrowed $200,000 from two members of our Board of Directors; one of the Directors is also an officer of the Company.  We issued to each Director a $100,000 principal amount subordinated secured note and a five-year warrant to buy 200,000 shares of our common stock.  The exercise price under the warrant is $0.01 per share.  We assigned a value of $22,741 to the warrants that were issued as original issuance discount against the debt and recorded it as an increase to additional paid-in capital.

The effective interest rate on this debt is 16.9%.  The debt will be due in full in March 2009; we may prepay it without penalty.  We used the proceeds from this debt, which was net of $6,400 of issuance costs, to provide us additional working capital.

Interest is due quarterly on this debt at a rate of 10% per annum; we can pay in cash or in-kind.  We accrued interest of $5,255 during the three months ended September 30, 2007, which was added to the principal balance of the subordinated debt increasing it to $210,866.

The following table shows the related party expenses in our consolidated statement of operations related to this debt:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2007

Interest expense on subordinated debt	$5,255	$10,866
Amortization of original issuance discount	2,866	6,012
Total related party interest expense	$8,121	$16,878

Debt issuance costs amortized to selling,
general and administrative costs	$807	$1,692

This debt is secured by a junior lien on substantially all of Siboney Learning Group, Inc.’s assets. Our bank required that the Directors enter into an agreement that subordinates their loans to the amounts that we owe the bank, as part of the refinancing of our bank debt.  See Note 8.

10.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

	For the Nine Months Ended
	September 30,
	2007	2006

Interest paid	$144,212	$118,555
Income taxes paid	$2,255	$6,700

Noncash financing transactions related to the
related party subordinated debt issuance:
Warrants recorded as original issuance discount	$22,741	$—
Payment "in kind" of accrued interest	$10,866	$—
Reclassification to long-term note receivable
from accounts receivable	$—	$164,503

11.  RECENT ACCOUNTING PRONOUNCEMENTS

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

Orchard integrates the results of subject specific assessment tests which are based upon state standards, with individualized instruction from over 160 Skill Trees (i.e., individual software programs) in K-12 reading, language, mathematics and science.  Orchard’s assessment identifies areas of academic weakness for each student within his/her state’s grade-specific standards of learning.  Orchard then prescribes an individualized learning path for each student as students interact with a wide variety of motivating instructional approaches that appeal to different learning styles.  Orchard’s management system tracks student progress for teachers and administrators who are facing increasing pressure for data-driven decision making as mandated by NCLB.  Interim assessment tools can be used to measure educational gains and to prepare students for their high-stakes state tests.

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

In early 2007 we were notified that Orchard Gold Star is a finalist for “Best Education Solution” in the Software & Information Industry Association’s 22nd annual CODiE Awards.  In April 2007 our Orchard Gold Star 7-9 bundle was awarded ComputED’s Bessie award for Best Educational Software in the Middle School Language Arts category.  In June 2007 Orchard Gold Star was awarded the Golden Lamp award in the Technology category by the Association of Educational Publishers and in September 2007 Orchard Gold Star was honored with a Technology & Learning 2007 Award of Excellence.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions.  A majority of our Orchard business is repeat business from schools or school districts that benefit from Orchard’s scalability by acquiring additional Skill Trees or bundles.  We believe that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures.  Orchard contributed 78.8% and 80.0% of our revenue for the nine months ended September 30, 2007 and 2006, respectively.  A version of Orchard (Orchard Home) appropriate for home users is sold through a direct-to-home marketer of educational products.  This reseller relationship provides us with access to the home market without the costs associated with retail distribution.

We also publish two titles-based instructional software product lines:

GAMCO Educational Software (“GAMCO”) is our original software product line.  GAMCO provides schools with single titles and curriculum solutions which we believe are highly motivating and engaging.  GAMCO products are sold through the major national and regional school software catalog dealers, our inside sales force, direct catalogs and direct promotions.  All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.  Popular titles include Touchdown Math,

Math Concepts, Language Concepts and Phonics.  Many of our GAMCO titles have recently been updated to run under the Macintosh OS X and Microsoft Vista operating systems in an effort to pursue sales in this underserved market.  Our GAMCO product line contributed 5.4% and 6.7% of our revenue for the nine months ended September 30, 2007 and 2006, respectively.

Our Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years.  Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives.  EAS is our primary product offering for the adult learning market and allows us to achieve incremental sales growth through this market.  We continue to allocate programming resources on upgrading and enhancing these titles as a result of a perceived increase in demand for adult learner and remedial products.  This product represented 7% and 9% of our revenues for the nine months ended September 30, 2007 and 2006, respectively.

On February 2, 2007, Siboney Learning Group and Edumatics Corporation, a California corporation (“Edumatics”), entered into a Strategic Alliance and Joint Development Agreement.  The Strategic Alliance and Joint Development Agreement calls for Siboney and Edumatics to jointly develop an online product (named PracticePlanet™) to assist elementary and middle school students in preparing for their annual high-stakes state tests, using intellectual property provided by Siboney.  We began offering PracticePlanet™ in August 2007.  PracticePlanet™ is marketed, sold and supported using Siboney’s employees and independent sales channels.  The terms of the agreement required Edumatics to make a one-time payment to Siboney in the amount of $240,000 in order to equally share in the cost of the software development.  Edumatics also agreed to compensate Siboney for Edumatics’ share of the agreed upon value of the intellectual property provided by Siboney.  Ongoing working capital required to market, sell and support the product will be equally contributed between Siboney and Edumatics.  All revenues generated from the product will also be equally shared between the two parties, provided that Siboney will be entitled to a disproportionate share of the revenues until it has received $250,000 from the preferential allocation.

PracticePlanet™ is an online test practice program designed to enhance student skills and improve scores on state assessments.  PracticePlanet™ uses test items which are correlated to state testing standards, prompt feedback and interactive games designed to keep students engaged.  A robust management system allows educators to track progress at the student, class and school level.  The online delivery system allows students and teachers to have access to PracticePlanet™ wherever an Internet connection is available.  Test and practice results are automatically aggregated and presented in a form that is concise and easy to read.

We also have certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries which have not been material to our results of operations or financial condition over the past several years.  Royalties received are dependent upon coal prices and production.  During the quarter and nine months ended September 30, 2007, we received $14,720 and $23,685 of royalties and lease payments, respectively.  Our claims for oil and gas interests nationalized by the Cuban government could have material value, however there is no assurance that we will be able to monetize such interests or as to the amount of any such value.

Results of Operations

The following is our discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods covered by the accompanying consolidated financial statements.

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

Our consolidated revenues increased 15.3% or $196,959 to $1,486,094 from $1,289,135 during the third quarter of 2007 compared to the third quarter of 2006.  Total revenue decreased 8.3% or $414,064 to $4,604,254 in the first nine months of 2007 from $5,018,318 in the first nine months of 2006.  The improvement in our revenues during the third quarter of 2007 over the third quarter last year was primarily due to higher sales of Orchard which we believe was due in large part to the increased visibility we have received from recent industry awards.  The decrease in revenues during the nine months ended September 30, 2007 compared to the corresponding period of 2006 we attribute to an industry-wide slowdown for supplemental curriculum software which resulted in lower Orchard Gold Star sales though our independent dealer network, offset by an increase of approximately $174,000 in premium and professional development services revenues as our customers have purchased these services on a higher percentage of our Orchard sales in 2007.  Our service revenues were $98,252 during the third quarter of 2007 as compared to $56,241 during the third quarter last year.  Service revenues were $307,832 in the first nine months of 2007 compared to $134,242 during the first nine months of 2006.

Cost of product sales decreased 8.9% or $39,428 to $404,611 from $444,039 during the third quarter of 2007 compared to the third quarter of 2006.  Cost of product sales decreased 7.9% or $109,438 to $1,247,684 from $1,384,122 during the first nine months of 2007 compared to the first nine months of 2006.  These decreases were attributable to lower material costs as we wrote-off older versions of our packaging in 2006 in conjunction with the release of Orchard 4.2 and we were able to reduce costs by transitioning to smaller packaging and electronic documentation, offset by higher software amortization related to our release of Orchard 4.2 in the summer of 2006.

Selling, general and administrative expenses decreased 20.7% or $280,215 to $1,073,228 from $1,353,443 during the third quarter of 2007 compared to the third quarter of 2006.  Selling, general and administrative expenses decreased 27.2% or $1,252,513 to $3,359,845 from $4,612,358 during the first nine months of 2007 compared to the first nine months of 2006.  These decreases were due to aggressive cost reduction initiatives we implemented during the summer of 2006 which resulted in lower salaries and related costs.  In addition, we had lower commission expense during the first nine months of 2007 compared to the same period of 2006 due to lower sales.  We also received reimbursement for a portion of our operating expenses due to the joint software and development agreement we entered into with Edumatics in February 2007, which reduced our selling, general and administrative expenses by approximately $83,000 during the three months ended September 30, 2007 and $225,000 during the nine months ended September 30, 2007.

Due to the increase in revenues and decrease in costs we reported a lower loss before income taxes for the third quarter of 2007 compared to the third quarter of 2006.  Our net loss before income taxes for the third quarter of 2007 was $50,378 compared to $569,981 for the third quarter of 2006.

Based upon our continued assessment of the realization of our net deferred tax asset, our third year of historic cumulative losses and the generation of a loss during the three months ended September 30, 2007, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax asset in the amount of $1,141,000 as of September 30, 2007.  The establishment of the valuation allowance increased our income tax expense by $1,141,000 during both the three and nine months ended September 30, 2007.  The valuation allowance did not affect our cash position.

We also recorded income tax expense in the third quarter of 2007 due to an adjustment to our deferred tax asset to reflect permanent differences and deductions on our 2006 income tax returns that were not accounted for when we estimated our income tax benefit at December 31, 2006.  The reduction in our unrecognized tax benefits due to the expiration of a statute of limitations was recorded as income tax benefit of $10,600 during the three months ended September 30, 2007.

Our net loss for the first nine months of 2007 was $1,298,505 (or $0.08 per share) after income tax expense of $1,099,099, compared to a net loss of $640,835 (or $0.04 per share) after an income tax benefit of $471,000 for the first nine months of 2006.

Liquidity and Capital Resources

In February 2007, we entered into a joint software development agreement with Edumatics.  The agreement calls for Edumatics and Siboney to jointly fund the development of a new online test practice product which is marketed under the name PracticePlanet™.  We received a payment of $240,632 from Edumatics in February 2007, a payment of $70,423 in March 2007 and a payment of $79,120 in October 2007.  We use the funds that we receive from Edumatics to offset half of the costs we incurred on the development of the online test preparation program and a portion of the operating costs we incurred during the nine months ended September 30, 2007.  We expect that revenue from this new product, launched in August 2007, could help to improve our liquidity position during 2008.

In March 2007 we issued $200,000 of subordinated debt and warrants to two Directors, the proceeds of which we used for working capital needs as well as investing in our short-term sales and marketing efforts.

Cash decreased $10,259 or 4.5% to $216,227 at September 30, 2007 compared to $226,486 at December 31, 2006, primarily reflecting cash provided by operations during the nine months ended September 30, 2007, proceeds from our related party subordinated debt and warrants issuance of $200,000, offset by the $100,000 payment on our line of credit and software development costs and equipment purchases.  We made $34,253 in principal payments on our promissory note during the nine months ended September 30, 2007 and made the scheduled $28,125 principal payment on October 1, 2007.

Accounts receivable decreased $61,551 or 8.3% to $684,907 compared to $746,458 at December 31, 2006.  This decrease was primarily due to the timing of sales in the quarter.

As a result of our financing activities during the nine months ended September 30, 2007, our total debt increased $59,884 or 2.3% to $2,684,884 at September 30, 2007 from $2,625,000 at December 31, 2006, due to payments of $34,253 on our promissory note and $100,000 on our line of credit, offset by the $200,000 in borrowing on the subordinated debt in March 2007.  We accrued a total of $10,866 in interest through September 30, 2007, which was added to the principal balance of the subordinated debt increasing it to $210,866.  The subordinated debt is carried on our balance sheet at a discount reflecting the value of the warrants issued with it which is being amortized over the term of the debt.  We had $100,000 available on our line of credit as of September 30, 2007.

Working capital decreased $2,586,033 to a working capital deficit of $1,859,784 at September 30, 2007 from $726,249 at December 31, 2006 primarily due to the classification of our line of credit and promissory note as current liabilities.

In March 2007, we renewed and extended the maturity of our debt agreements with our bank.  We were able to classify our note payable to a long-term liability on our balance sheet as of December 31, 2006.  The maturity dates of our line of credit and note payable were extended to April 1, 2008 from April 1, 2007.

Both the line of credit and the promissory note require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 7.75% as of September 30, 2007.  Accounts receivable, inventory, property and equipment are pledged as collateral.

In connection with the renewal of our bank loan, the following terms were added to our debt:

•	We will make quarterly principal payments of $28,125 on October 1, 2007 and January 1, 2008 and the remaining $1,034,497 is due April 1, 2008.
•	The line of credit was extended to April 1, 2008 when the outstanding balance is due.
•	Our stockholders’ equity plus subordinated debt must be at least $2,700,000.
•	Our liabilities as a percent of stockholders’ equity plus subordinated debt must be less than 1.25:1.00.
•	We were required to obtain $200,000 of subordinated debt from two of our Directors. (See Note 9 “Related Party Subordinated Debt”.)

If we breach any term or condition in the agreements our bank has the option to declare the notes immediately due and payable.

The entire bank debt in the amount of $2,490,747 matures on April 1, 2008.

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

As of September 30, 2007, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Our ratio as of September 30, 2007 was 2.19:1.00.  In addition we are to maintain a net worth, plus subordinated debt, of not less than $2,700,000; our net worth plus subordinated debt was $1,541,909 as of September 30, 2007.  We have obtained a waiver for this non-compliance as of September 30, 2007.  Although we continue to be out of compliance with these financial covenants as of the date of this report, we do not anticipate that the bank will exercise its right to declare the notes due and payable.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with these or any other financial covenants.

Other Matters

Critical Accounting Policies

The financial information as of September 30, 2007 should be read in conjunction with the financial statements for the year ended December 31, 2006 contained in our Form 10-K filed on March 23, 2007.

For a discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed on March 23, 2007.

Recent Accounting Pronouncements

See Notes 7 and 11 of Notes to Unaudited Consolidated Financial Statements for a discussion of recent accounting pronouncements, including discussion of the impact of adopting FIN 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 on January 1, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.  Borrowings with the bank bear interest at a variable rate based on prime rate, currently 7.50% per annum.  Due to the nature of our borrowings, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2007, Timothy J. Tegeler, the Company’s Chief Executive Officer and William D. Edwards, Jr., the Company’s Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Under rules adopted by the Securities and Exchange Commission, as a non-accelerated filer we are not required to perform an evaluation of changes to our internal control over financial reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002  for the quarterly period covered by this report.

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

•	Risks related to our customers’ dependence on government funding to purchase our products.
•	Risks associated with our ability to access capital to finance our business including our ability to meet our obligations under our bank loans.
•	Risks associated with our ability to compete with well-established and well-funded competitors.
•	Risks associated with the constant changes in the technologies used to build and deliver our products.
•	Our ability to retain key personnel.
•	Our ability to motivate our independent dealer representatives to sell our products.
•	Changes in market acceptance and demand for curriculum-based educational software, including the effects of possible changes to NCLB requirements.
•	Risks associated with acceptance of statistical studies.
•	Risks associated with the launch of our new PracticePlanet™ online test practice product.
•	Risks associated with our ability to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.
•	Risks that we may not receive payment under coal leases or monetize the value, if any, in our oil and gas interests that were nationalized by the Cuban government.

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

PART II - OTHER INFORMATION

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

As of September 30, 2007, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Our ratio as of September 30, 2007 was 2.19:1.00.  At all times we are to maintain a net worth, plus subordinated debt, of not less than $2,700,000; our net worth plus subordinated debt was $1,541,909 as of September 30, 2007.  We have obtained a waiver for this non-compliance as of September 30, 2007.  Although we continue to be out of compliance with these financial covenants as of the date of this report, we do not anticipate that the bank will exercise its right to declare the notes due and payable.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with these or any other financial covenants.

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

November 14, 2007

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