Form 10-K
period 2007-12-31
SIBONEY CORP
filed 2008-03-28
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
[  ] Yes                                [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes                                [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant as of June 30, 2007 was $2,133,415.  This value was based on the average of the bid and asked prices on June 30, 2007.

As of March 20, 2008, the registrant had 16,920,419 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement for the Company’s Annual Meeting of Shareholders to be held on
June 3, 2008 (the “2008 Proxy Statement”) are incorporated by reference in Part III of this report.

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

We publish four comprehensive software product lines:
•	Orchard Software® for Your State (“Orchard”)
•	GAMCO Educational Software
•	Educational Activities Software
•	PracticePlanet®

We believe that these products position us to appeal to the different budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

The passage and implementation of the No Child Left Behind Act (“NCLB”) in 2002 placed higher standards for accountability, research-based products, instructional improvement and data-driven decision-making upon all public schools in the United States. As a result, we have focused on developing, upgrading, selling and marketing of our Orchard product line. We believe that Orchard is a cost-effective solution for schools facing growing pressures to demonstrate Adequate Yearly Progress and instructional improvement as mandated by NCLB.

NCLB requires every public school to have annual assessments in reading and in math in grades 3-8 and once between grades 10-12.  Schools are also to assess all children in science at least once between the grades 3-5, 6-9 and 10-12.  Although the science assessments are required, the results, under current law, will not be used for purposes of determining adequate yearly progress.  Each school must meet state-specific annual mandates for adequate yearly progress or be classified as a failing school.  Failing schools face serious consequences, from losing accreditation to relinquishing administrative control.  NCLB requires 100% proficiency in reading and math for all public school students in grades 3-8 by school year 2013-2014, which places increasingly difficult demands upon schools for instructional improvement and satisfactory progress towards 100% proficiency.

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

In early 2007 we were notified that Orchard Gold Star was a finalist for “Best Education Solution” in the Software & Information Industry Association’s 22nd annual CODiE Awards.  In April 2007 our Orchard Gold Star 7-9 bundle was awarded ComputED’s Bessie award for Best Educational Software in the Middle School Language

Arts category.  In June 2007 Orchard Gold Star was awarded the Golden Lamp award in the Technology category by the Association of Educational Publishers and in September 2007 Orchard Gold Star was honored with a Technology & Learning 2007 Award of Excellence.

As of December 31, 2007, we have approximately 16 people on product development teams who develop new instructional content, upgrade product features, ensure compatibility with new hardware and network operating systems and test for quality assurance.  We released an update to Orchard in 2007 which included new curriculum titles and updated graphics, along with enhanced assessment and reporting capabilities.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions.  A majority of our Orchard business is repeat business from schools or school districts that benefit from Orchard’s scalability by acquiring additional Skill Trees or bundles.   We believe that Orchard has become a recognized competitor in the growing comprehensive instructional software market as a result of its motivating and research-based instructional content, its strong correlations to state objectives and tests, and its cost-effective and scalable pricing structures.  Orchard contributed 80%, 82% and 77% of our revenue for the years 2007, 2006 and 2005, respectively.  A version of Orchard (Orchard Home) appropriate for home users is sold through a direct-to-home marketer of educational products.  This reseller relationship provides us with access to the home market without the costs associated with retail distribution.

We also publish two titles-based instructional software product lines:

GAMCO Educational Software (“GAMCO”) is our original software product line.  GAMCO provides schools with single titles and curriculum solutions which we believe are highly motivating and engaging.  GAMCO products are sold through the major national and regional school software catalog dealers, our inside sales force, direct catalogs and direct promotions.  All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.  Popular titles include Touchdown Math, Math Concepts, Language Concepts and Phonics.  Many of our GAMCO titles have recently been updated to run under the Macintosh OS X and Microsoft Vista operating systems in an effort to pursue sales in this underserved market.  Our GAMCO product line contributed 5%, 6% and 8% of our revenues for the years 2007, 2006 and 2005, respectively.

Our Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years.  Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives.  EAS is our primary product offering for the adult learning market.  We have allocated programming resources to upgrade and enhance these titles as a result of a perceived increase in demand for adult learner and remedial products.  This product has represented 7%, 8% and 9% of our revenues for the years 2007, 2006 and 2005, respectively.

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

PracticePlanet™ is an online test practice program designed to enhance student skills and improve scores on state assessments.  PracticePlanet™ uses test items which are correlated to state testing standards, prompt feedback and interactive games designed to keep students engaged.  A robust management system allows educators to track progress at the student, class and school level.  The online delivery system allows students and teachers to have access to PracticePlanet™ wherever an Internet connection is available.  Test and practice results are automatically aggregated and presented in a form that is concise and easy to use.

We also have certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries which were not material to our results of operations or financial condition for several years before 2007.  Royalties received are dependent upon coal prices and production.  We received $70,603, $6,605 and $4,379 of royalties and lease payments, during 2007, 2006 and 2005 respectively.

Prior to 1958, the Company held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated.  The Company filed claims against the Cuban government with the United States Foreign Claims Settlement Commission which certified the Company’s loss as $2,454,058 plus interest from November 1959.  No funds have been appropriated to satisfy such claims.   In December 2007 Siboney Corporation sold this claim to an unrelated party for a cash payment of $1,018,725.

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

Working Capital Items — We do not purchase or maintain material inventories in advance of sales of products, although certain materials are purchased in larger quantities to obtain volume discounts.  We do not routinely offer extended terms for payment, but historically some public school districts and public educational institutions have delayed making payment until appropriated funds become available.  Siboney Learning Group accepts returns for 90 days from the date of purchase if a customer is not satisfied.  Returns approximated 2% of sales in 2007 and 3% of sales in 2006 and 2005.

Dependence on Limited Number of Customers — Sales to Brainstorm USA represented 15.2%, 16.5% and 12.6% of total revenues for 2007, 2006 and 2005, respectively.

Backlog — We historically do not have a material backlog of orders.  Our deferred revenue was $106,330 and $190,708 at December 31, 2007 and 2006, respectively.  We expect all of our deferred revenue as of December 31, 2007 will be recognized during 2008.

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

Software Development — We capitalize software development costs when we determine that it is technologically feasible to produce the software title.  We amortize these costs on a product-by-product basis at the greater of the ratio of a product’s current gross revenue to the total of its current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, which is generally estimated to be 48 months.

Competition — We operate in highly competitive markets, which are subject to ongoing technological change and are expected to continue to require relatively high research and development expenditures.  A number of our competitors are significantly larger and have substantially greater resources than us.  We compete on the basis of price and effectiveness of software in achieving intended results.

Competitors in the comprehensive learning systems market include the following major publishers:
•	Pearson Digital Learning
•	Plato Learning
•	Compass Learning
•	Houghton Mifflin/Riverdeep

Personnel — As of December 31, 2007, we had 45 full-time employees.  Our employees are not represented by any union.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	Risks associated with our ability to access capital to finance our business including our ability to meet our obligations under our bank loans.
•	Risks related to our customers’ dependence on government funding to purchase our products.
•	Risks associated with our ability to compete with well-established and well-funded competitors.
•	Risks associated with the constant changes in the technologies used to build and deliver our products.
•	Our ability to retain key personnel.
•	Our ability to motivate our independent dealer representatives to sell our products.
•	Changes in market acceptance and demand for curriculum-based educational software, including the effects of possible changes to NCLB requirements.
•	Risks associated with acceptance of statistical studies.
•	Risks associated with the launch of our new PracticePlanet™ online test practice product.
•	Risks associated with our ability to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002.
•	Risks that we may not receive payments from our natural resources interests.

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

Item 1A.  Risk Factors

The following factors should be carefully considered in conjunction with the other information in this Form 10-K in evaluating our Company:

Our ability to access sufficient capital to finance operations may be adversely affected by decreased operating results.

We may not be able to access capital in the future to meet our liquidity needs and finance our operations and future growth.  Any future deterioration in our operating results or cash flow may impair our future ability to raise additional funds to finance operations.  As a result, we may not be able to maintain adequate liquidity to support our operations or achieve our future growth.  We also may not be able to comply with covenants contained in our loan documents.

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

A number of changes are being proposed to the NCLB legislation which could impact federal funding, achievement goals, testing and reporting requirements.  Some of these proposed changes, if enacted, could adversely impact the effectiveness of our products and as a result could harm our revenues and profitability.

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

Our products involve integration with both operating systems and products developed by others.  If third-party software that we rely upon is discontinued, fails to integrate with our products or fails to be supported by its respective vendors or to operate properly, we would have to reprogram our products.  We cannot be certain that we could reprogram our products in a cost-effective or timely manner.  If third parties release new versions of these systems or products before we develop products compatible with such new releases, demand for our services and products might decline, which could harm our revenues and profitability.

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

Over half of our sales are generated by our network of independent dealer representatives.  The majority of these dealers represent multiple product lines.  Our future success depends upon our ability to retain and motivate our dealers to sell our products.  Decreases in sales through our dealers could adversely affect our business, cash flows and results of operations.

Decreased market acceptance of education technology products would adversely affect our operating results.

Our Company depends on continued investment by public school systems in curriculum-based educational software.  There can be no assurance that educational institutions and/or individual educators will continue to invest in education technology.  The Internet and the delivery of curriculum by electronic means may transform the industry and the current means for schools to access content.  A decrease in market acceptance and investment in education technology products could seriously harm our business, cash flows and results of operations.

Statistical studies we use to demonstrate the effectiveness of our products could adversely affect our marketing efforts.

There is ongoing demand from NCLB and other sources for research and studies to demonstrate the effectiveness of educational programs and products.  Our sales and marketing efforts could be adversely impacted if potential customers perceive these studies to be biased due to our involvement or if the results of these studies are not representative or favorable, which could lead to lower than expected revenues.

There are risks associated with the launch of our new PracticePlanet™ online test practice product.

We have invested significant resources into the development of PracticePlanet anticipating that we will be able to sell this product to recover our investment and the investment provided by our collaborator, Edumatics, which we anticipate will improve the liquidity and operating results of Siboney Learning Group.  If we are unable to meet sales targets Edumatics has the right under our agreement to either assume or sub-assign the marketing to a third party or liquidate the program.  If Edumatics assumes full responsibility for the marketing of the program we would be entitled to a share of any proceeds after expenses under the terms of the agreement.  Our inability to market and sell this product could negatively impact our future liquidity and results of operations.

Compliance with the Sarbanes-Oxley Act of 2002 requires substantial financial and management resources.

We are required to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 as of December 31, 2007.  Section 404 requires us to evaluate and report on our system of internal controls over financial reporting, however, we are not required to have our independent accountants report on this evaluation or certify our compliance with the rules related to our system of internal controls until December 31, 2008.  If we fail to maintain adequate internal controls, we could be subject to various sanctions.  Any inability to provide reliable financial reports could harm our business.  Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We may not receive payments from our natural resources interests.

We improved our liquidity during 2007 through the receipt of payments under royalties from our natural resources interests including coal, oil and gas and the sale of a claim we held that arose out of natural resources interests held by Siboney in Cuba which were expropriated by the Cuban government.  We used a portion of the proceeds to repay debt under our bank credit facilities and the balance for general corporate purposes. There is little possibility and no assurance that we will be able to obtain any further monetary value for our claims for oil and gas interests nationalized by the Cuban government.  Royalties that we receive from our natural resources interests are dependent upon coal prices and production and may be less than the royalties that we received during 2007.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the following properties:

Location	Approximate Square Feet	Use	Expiration Date

St. Louis, MO	8,200	Office space	December 31, 2009
St. Louis, MO	7,000	Warehouse facility	May 30, 2010
Lansing, MI	4,000	Office space for research and development	May 31, 2011

Siboney Coal Company, Inc. (“Siboney Coal”), a subsidiary of the Company, owns fee and mineral interests in coal properties aggregating approximately 1,425 acres in Johnson and Martin Counties, Kentucky.  In June 2006, we entered into a coal lease under which we received $61,927 in royalties during the latter part of 2007. No royalties were received on these properties in 2006 or 2005.

Other subsidiaries of the Company have royalty and working interests in oil and gas leases and property rights.  Revenues from such leases and interests were $8,676, $6,605 and $4,379 in 2007, 2006 and 2005, respectively.  The present value of estimated future net oil and gas reserves of the Company’s subsidiaries is presently not determinable, but is not believed to be material.

Prior to 1958, the Company held oil exploration rights covering approximately four million acres in Cuban territory, which were expropriated.  The Company filed claims against the Cuban government with the United States Foreign Claims Settlement Commission which certified the Company’s loss as $2,454,058 plus interest from November 1959.  No funds have been appropriated to satisfy such claims.   In December 2007, Siboney Corporation sold this claim to an unrelated party for a cash payment of $1,018,725.

Item 3.  Legal Proceedings

From time to time, we have been involved in litigation arising out of our business.  No such litigation is pending at the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information
Sales of our common stock are reported on the Over-The-Counter “Bulletin Board” maintained by NASDAQ under the symbol “SBON”.

The following table sets forth the high and low bid prices per share of common stock.

2007			2006
Quarter	High	Low	Quarter	High	Low

First	$.14	$ .08	First	$ .27	$ .20
Second	.27	.09	Second	.24	.14
Third	.25	.13	Third	.20	.12
Fourth	.25	.14	Fourth	.13	.10

The foregoing market quotations reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)	Holders The number of holders of record of the Company's common stock as of March 20, 2008 was 7,740.

(c)
Dividends
No cash dividends were paid on our common stock in 2007 or 2006.  Generally, the payment of dividends is within the discretion of the Board of Directors who will consider all relevant factors in making determinations regarding future dividends, if any.  Our loan agreements presently prohibit payment of dividends.

(d)	Securities Authorized For Issuance under Equity Compensation Plans
See Part III, Item 12 on page 43.

(e)	Recent Sales of Unregistered Securities None.

(f)
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during 2007. Our Board of Directors authorized a stock repurchase plan in 2004, under which we may purchase up to 1,000,000 shares of our common stock from time to time in the open market or in privately negotiated transactions.  Under this program, we have bought a cumulative total of 697,500 shares of our common stock.  In 2005, the Board of Directors authorized the purchase of up to an additional 1,000,000 shares of our common stock from time to time in the open market or in privately negotiated transactions.  No shares will be purchased under the 2005 program until the 2004 program is completed.

Item 6.  Selected Financial Data

You should read the following selected financial data in conjunction with our consolidated financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Form 10-K.  The Statement of Operations data set forth below for each of the years in the three-year period ended December 31, 2007 and the Balance Sheet data as of December 31, 2007 and 2006 are derived from our consolidated financial statements appearing elsewhere in this Form 10-K.  The Statement of Operations data for the years ended December 31, 2004 and 2003 and the Balance Sheet data as of December 31, 2005, 2004 and 2003 are derived from audited financial statements not included herein.

Statement of Operations Data:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Revenues	$5,620,091	$6,295,934	$7,544,703	$10,182,717	$8,752,789
Income (loss) from operations	$(542,858)	$(1,497,225)	$(1,969,221)	$(42,216)	$699,509
Income (loss) before income taxes	$(763,302)	$(1,666,772)	$(2,008,394)	$190,172	$685,110
Income tax benefit (expense) (a)	$(715,099)	$654,000	$772,000	$(89,000)	$(234,075)
Income (loss) before extraordinary gain	$(1,478,401)	$(1,012,772)	$(1,236,394)	$101,172	$451,035
Extraordinary gain on sale of claim (b)	$624,725	$—	$—	$—	$—
Net income (loss)	$(853,676)	$(1,012,772)	$(1,236,394)	$101,172	$451,035

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.09)	$(0.06)	$(0.07)	$0.01	$0.03
Extraordinary gain (b)	$0.04	$-	$-	$-	$-
Total	$(0.05)	$(0.06)	$(0.07)	$0.01	$0.03

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.09)	$(0.06)	$(0.07)	$0.01	$0.03
Extraordinary gain (b)	$0.04	$-	$-	$-	$-
Total	$(0.05)	$(0.06)	$(0.07)	$0.01	$0.03

Weighted average number of shares:
Basic	16,920,419	16,929,460	17,094,350	17,524,049	17,343,407
Diluted	16,920,419	16,929,460	17,094,350	17,963,775	17,374,890

Balance Sheet Data:

	December 31,
	2007	2006	2005	2004	2003

Total assets	$4,508,044	$6,023,329	$5,706,085	$6,386,832	$6,369,753

Long-term debt and capital leases	$1,930,175	$2,568,750	$-	$111,116	$43,574

Total debt and capital leases	$2,033,300	$2,625,000	$1,211,116	$243,573	$250,082

Stockholders' equity	$1,796,675	$2,676,047	$3,651,523	$5,036,903	$5,012,478

We neither declared nor paid cash dividends during the five years in the period ended December 31, 2007.

(a)  We established a full valuation allowance for our net deferred tax asset that increased our income tax expense by $966,000 during 2007.

(b)  We recorded an extraordinary gain of $624,725 in 2007 due to the sale of a claim that arose out of natural resources interests held in Cuba which were expropriated by the Cuban government.  The gain included the cash of $1,018,725 we were paid offset by $10,000 in direct costs and $384,000 in income tax expense.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes the changes in our results of operations during the three years in the period ended December 31, 2007 and comments on our financial position as of December 31, 2007.  This discussion should be read together with the consolidated financial statements and the accompanying notes and other financial information included in this Form 10-K for the year ended December 31, 2007.

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

Revenue Recognition

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded.  We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

We recognize revenue from software license agreements when the following have been met:

•	Persuasive evidence of an agreement exists
•	Delivery of the software has occurred
•	The fee is fixed or determinable
•	Collectibility is probable

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

Capitalized Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we have capitalized certain computer software development costs upon the establishment of technological feasibility.  The majority of our product development costs qualify for capitalization due to the concentration of our development efforts on the content of our software.  We stop capitalizing costs when the product is released for sale to our customers, at which time amortization of the capitalized costs begins.  We amortize capitalized software development costs on a product-by-product basis at the greater of the ratio that the product’s current gross revenue bears to its total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the products, which is generally estimated to be 48 months.

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

Based upon our continued assessment of the realization of our net deferred tax asset and our third year of historical operating losses, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax asset in the amount of $966,000 during 2007.  In future periods, our earnings or losses will not be tax-effected until such time as the certainty of future tax benefits can be reasonably assured.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, we test goodwill for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable.

We reviewed our goodwill as of December 31, 2007 and determined that no impairment existed.  Future events such as market conditions or operational performance could cause us to conclude that impairment exists.  Any resulting impairment loss would be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made and could have a material adverse impact on our financial condition and results of operations.

Impact of Recently Issued Accounting Standards

See Notes 1 and 12 to our consolidated financial statements for a discussion of recent accounting pronouncements, including the impact of adopting FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, on January 1, 2007.

In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between collaborators and between participants in the arrangement and third parties.  We have concluded that our agreement with Edumatics would qualify as a collaborative arrangement and we believe that our presentation of costs is consistent with EITF 07-1.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date.  See Note 5 Collaborative Arrangement, to our consolidated financial statements for more information.

Results of Operations

Overview

Our principal subsidiary, Siboney Learning Group, Inc., publishes standards-based educational software products for reading, language, mathematics, science, writing and English as a Second Language, primarily for K-12 students and adult learners.  We publish four comprehensive software product lines, Orchard Software for Your State; GAMCO Educational Software, Educational Activities Software and PracticePlanet.  This strategy allows us to appeal to the various budgets and spending patterns found in classrooms, schools, school districts and adult learning centers.

Orchard accounted for 80% of the Company’s sales in 2007.  Orchard is sold through a network of 22 independent territorial dealers who employ field sales representatives to sell comprehensive instructional software solutions.  In addition, we employ three direct sales representatives and six inside sales representatives to promote and sell our four product lines, with a primary emphasis on Orchard and PracticePlanet.

Orchard is delivered as a server-based product with unlimited network/site licenses and no required recurring fees.  Orchard has undergone continuous instructional content and technological improvement.  Orchard is currently used in approximately 9,000 schools out of an estimated 120,000 in the United States.  Approximately one-third of Orchard sales are repeat business from customers who benefit from Orchard’s scalability by acquiring additional Skill Trees or bundles.

2007 In Comparison With 2006

For the year ended December 31, 2007, our consolidated revenues decreased 11% to $5.6 million from $6.3 million recorded in 2006.  Siboney Learning Group accounts for substantially all of our consolidated revenues and experienced an overall decline in software product sales of 15% from 2006 levels.  Sales of our Orchard Home product to a direct-to-home marketer of educational products were 18% lower and sales made through our dealer network were 15% lower.  Typically we experience an increase in sales when we release a new version of Orchard, which historically occurs in early spring.  We decided to delay our Orchard 4.3 update to incorporate enhancements to provide compatibility with Microsoft Vista, Mac OS X 10.4 and the new Intel Mac hardware.  The release occurred in November 2007 and we believe we missed sales opportunities due to the late release.  Our product sales during the fourth quarter of 2007 were lower than what we historically experience, which we believe was due to schools being cautious about committing to purchases given the overall concern with the economy and funding being redirected to other types of purchases such as smart-boards, handheld input devices and assessment tools.  We had orders placed on hold from schools in Florida and California due to a spending freeze and cutbacks in December 2007.

We experienced an increase in our professional development and installation service revenue as a higher percentage of our Orchard customers have purchased installation or professional development training during 2007.  Service revenues increased to $344,000 during 2007 from $182,000 during 2006.

Cost of products sold decreased 4% to $1.7 million in 2007 from $1.8 million in 2006.  This decrease was primarily a result of lower royalty expense and material costs due to lower product sales offset by the fixed amortization of our capitalized software.  Due to the release of Orchard 4.3, the upcoming new version of Orchard Home and lower overall product sales, we increased our reserve for inventory obsolescence which increased costs of product sold during 2007 by $50,000.

Selling, general and administrative expenses decreased 26% to $4.4 million in 2007 from $6.0 million in 2006.  This decrease was due to aggressive cost reduction initiatives we implemented during the summer of 2006 which resulted in lower salaries and related costs.  In addition, we had lower commission expense during 2007 compared to 2006 due to lower sales.  We also received reimbursement for a portion of our operating expenses due to the strategic alliance and joint development agreement we entered into with Edumatics in February 2007, which reduced our 2007 selling, general and administrative expenses by approximately $228,000.

As a result of the foregoing, our loss from operations decreased to $542,858 for 2007 compared to a loss from operations of $1,497,225 for 2006.

Based upon our continued assessment of the realization of our net deferred tax asset and our third year of historical operating losses, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax asset.  The establishment of the valuation allowance increased our income tax expense by $966,000 during 2007.  The valuation allowance did not affect our cash position.  In future periods, our earnings or losses will not be tax-effected until such time as the certainty of future tax benefits can be reasonably assured.

In 2007 we recorded an extraordinary gain of $624,725 due to the sale of a claim that arose out of natural resources interests held in Cuba which were expropriated by the Cuban government.  The gain included the cash we were paid of $1,018,725 offset by $10,000 in direct costs and $384,000 in income tax expense that was allocated to the gain in accordance with SFAS 109.

We reported a net loss of $853,676 for 2007 after income tax expense of $715,099 and the extraordinary gain of $624,725 compared to a net loss of $1,012,772 after an income tax benefit of $654,000 for 2006.  Our net loss per share for 2007 was $0.05 compared to a loss per share of $0.06 in 2006.

2006 In Comparison With 2005

For the year ended December 31, 2006, our consolidated revenues decreased 17% to $6.3 million from $7.5 million recorded in 2005.  This decrease was the result of lower sales by Siboney Learning Group in 2006 primarily attributable to an overall industry-wide slowdown in supplemental educational curriculum software sales.

Sales of our single title products, GAMCO and Teacher Support Software, decreased 31% compared to 2005, primarily due to decreased sales from several national software catalog dealers.  Sales of Educational Activities Software decreased 22% compared to 2005 due to decreased sales from several dealers and independent representatives.  Partially offsetting the decreases in revenue, was a 4% increase in sales through a distributor specializing in direct-to-home sales.

We generated $182,000 in revenue related to our professional development and premium support services in 2006, compared to $150,000 of such revenue in 2005.

Cost of products sold decreased 15% to $1.8 million in 2006 from $2.1 million in 2005.  This decrease was primarily a result of lower product sales and lower royalty expense due to the removal of the Merit Software content from our product.  The majority of our product packaging was redesigned in 2006 to reduce packaging and shipping costs and to improve the look-and-feel.

Selling, general and administrative expenses decreased 19% to $6.0 million in 2006 from $7.4 million in 2005.  This decrease was a result of cost reduction initiatives resulting in lower salaries, professional fees and sales and marketing expenses.

As a result of the foregoing, our loss from operations decreased to $1,497,225 for 2006 compared to a loss from operations of $1,969,221 for 2005.

Our loss from operations in 2006 and 2005 resulted in a significant operating loss carryforward and a long-term deferred tax asset.  In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believed it was more likely than not that we would realize the benefits of these deductible differences.  Accordingly, we did not recognize a valuation allowance against our deferred tax assets as of December 31, 2006.

Consequently, net loss for the year ended December 31, 2006 was $1,012,772 after an income tax benefit of $654,000, compared to net loss for 2005 of $1,236,394 after an income tax benefit of $772,000.  We reported a loss per share of $0.06 in 2006 compared to a loss per share of $0.07 in 2005.

Liquidity and Capital Resources

We continue in our efforts to improve our liquidity.  The following describes events and our actions to make changes to address this situation.

In December 2007, Siboney Corporation sold for $1,018,725 a claim that arose out of natural resources interests held in Cuba which were expropriated by the Cuban government.  We used $300,000 of the proceeds to reduce our term loan with our bank, $425,000 reduced our line of credit and the balance was used for working capital needs.

In March 2007, we issued $200,000 of subordinated debt and warrants to two Directors, the proceeds of which we used for working capital needs as well as investing in our short-term sales and marketing efforts.

In February 2007, we entered into a joint software development agreement with Edumatics.  The agreement calls for Edumatics and Siboney to jointly fund the development of a new online test practice product which is marketed under the name PracticePlanet™.  We received a payment of $240,632 from Edumatics in February 2007, a payment of $70,423 in March 2007 and a payment of $79,120 in October 2007.  We used the funds that we received from Edumatics to offset half of the costs we incurred in the development of PracticePlanet™ and a portion of our operating costs during 2007.  We expect that revenue from this new product, launched in August 2007, will help to improve our liquidity during 2008.

In 2005, we incurred losses that were unusual for Siboney related to a litigation settlement, the termination of the former President and starting a content development department.  We settled litigation with Merit Software which resulted in settlement expense and professional fees of approximately $700,000.  We were required to remove all of the Merit content from our software by December 31, 2005.  In order to replace the Merit content, a team of highly skilled educational curriculum consultants and PhDs were hired to create the new product specifications.  We estimate that this department cost us over $1.0 million per year to run including all salary, benefits, travel, rent and subcontracting fees.  The content development department was closed in March 2006 and salary and benefit costs were incurred until June 2006.  The severance costs related to the former President were approximately $274,000.  These events, along with a decrease in sales, adversely affected our liquidity.

We had anticipated that the new products released in late 2005 and mid-2006 would generate sales sufficient to fund our working capital requirements.  However, it became clear in early 2006 that the demand for supplemental educational software was not as strong as anticipated so we implemented cost cutting measures throughout 2006.  The cost reductions enabled us to reduce our loss from operations to $542,858 for 2007 compared to a loss from operations of $1,497,225 for 2006.

Cash decreased 4% or $8,643 to $217,843 at December 31, 2007 compared to $226,486 at December 31, 2006.  Our accounts receivable decreased $189,070 or 25% to $557,388 at December 31, 2007 compared to $746,458 at December 31, 2006 as a result of lower sales in the fourth quarter of 2007 as compared to 2006.

We generated cash from operations and from the sale of the claim during 2007 that improved our liquidity.  Our total debt decreased $591,700 or 23% to $2,033,300 at December 31, 2007 from $2,625,000 at December 31, 2006 due to a $425,000 payment on our line of credit in December 2007, principal payments of $369,091 on our term loan during 2007, offset by the $200,000 in borrowing on the subordinated debt in March 2007.  We had $425,000 available on the line of credit as of December 31, 2007.

In March 2008, we renewed and extended the maturity of our debt agreement with our bank.  We were able to classify our line of credit and a portion of our term loan to a long-term liability on our balance sheet as of December 31, 2007.  The maturity dates of our line of credit and term loan were extended to January 1, 2009 from April 1, 2008.

As a result of lower accounts receivable due to decreased sales, the reduction in current deferred tax assets due to our establishment of a valuation allowance and lower inventory levels, our working capital decreased to $335,408 at December 31, 2007 from $726,249 at December 31, 2006.

As of the date of the filing of this Form 10-K we have borrowed the $425,000 that was available under our bank line of credit as of December 31, 2007.  We have taken, or are currently taking, the following actions to allow us to continue as a going concern:

•	Refinanced our bank debt in March 2008 that extended the maturity from April 1, 2008 to January 1, 2009.
•	Cost reductions that have eliminated operating expenses of approximately $1,100,000 or 20% over the past 12 months.
•	Development and release of PracticePlanet in late 2007 which we believe is positioned to generate a recurring annual revenue stream as well as open opportunities to cross-sell our Orchard Software.
•	Aggressive pursuit of new sales channels which can fill gaps in our current distribution network.

Both the line of credit and the term loan require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 7.25% as of December 31, 2007.  Accounts receivable, inventory, property and equipment are pledged as collateral.

We renewed our bank loan in March 2008 under the following terms:

•	The interest rate on the line of credit and term loan remains at our bank’s prime rate, which was 5.25% at renewal.
•
The quarterly principal payments on the term loan of $28,125 were changed to a schedule of monthly principal payments of $9,375 beginning May 1, 2008 with the remaining principal due in full January 1, 2009.  Under the renewal we are obligated to make principal payments of $103,125 during 2008 with the remaining $652,784 due January 1, 2009.

•	The $1,500,000 line of credit was extended through January 1, 2009. The outstanding balance on the line is due on January 1, 2009.
•	We agreed to achieve a minimum earnings before interest, taxes, depreciation and amortization, which will be tested quarterly.
•	The covenant to maintain minimum stockholders’ equity plus subordinated debt of $2,700,000 was eliminated as of April 2, 2008.
•	The covenant to not exceed a ratio of 1.25:1.00 of liabilities as a percent of stockholders’ equity plus subordinated debt was eliminated as of April 2, 2008.

If we breach any term or condition in the agreements, as amended, our bank has the option to declare the loans due and payable.

As of December 31, 2007, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Our ratio as of December 31, 2007 was 1.36:1.00.  In addition we are to maintain a net worth, plus subordinated debt, of not less than $2,700,000; our net worth plus subordinated debt was $1,999,066 as of December 31, 2007.  We have obtained a waiver for this non-compliance as of December 31, 2007.  Although we continue to be out of compliance with these financial covenants as of the date of this filing, we do not anticipate that the bank will exercise its right to declare the notes due and payable.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with these or any other financial covenants.

As required by our bank to renew our loans in March 2007, we issued $200,000 of secured subordinated debt to two Directors in March 2007.  The subordinated debt is secured by a junior lien on substantially all of our assets and is subordinated to our bank debt.  The subordinated debt matures in March 2009 and bears interest at 10% per annum (which we can pay in cash or in-kind).  As an inducement to the subordinated lenders, we issued them five-year warrants to purchase 400,000 shares of our common stock at $0.01 per share.  Under applicable accounting rules, we issued the subordinated debt at a discount of approximately $22,000, which is amortized over the terms of the debt.

We have the following contractual obligations at December 31, 2007:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$2,047,163	$103,125	$1,944,038	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	714,513	304,083	410,430	-	-
Purchase obligations	26,300	26,300	-	-	-
Off-balance sheet arrangements	-	-	-	-	-
Other long-term liabilities reflected on the
Company's GAAP balance sheet	-	-	-	-	-
Total	$2,787,976	$433,508	$2,354,468	$-	$-

Disclosures about Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2007 or 2006.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments.  Borrowings with the bank bear interest at a variable rate based on prime rate, currently 5.25% per annum.  Due to the nature of our borrowings, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Siboney Corporation
St. Louis, Missouri

We have audited the accompanying consolidated balance sheet of Siboney Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the consolidated financial statement schedule listed in Item 15.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siboney Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ RubinBrown LLP

St. Louis, Missouri
March 28, 2008

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2007	2006
Assets
Current Assets
Cash	$217,843	$226,486
Accounts receivable, net	557,388	746,458
Inventories, net	209,420	297,398
Refundable income taxes	2,931	8,719
Prepaid expenses	74,620	111,720
Deferred tax asset	—	114,000
Total Current Assets	1,062,202	1,504,781

Property and Equipment, Net	95,151	131,677

Long-term Note Receivable	151,908	163,839

Capitalized Software, Net	2,133,048	2,174,239

Goodwill	1,045,015	1,045,015

Deferred Tax Asset	—	991,000

Other Assets	20,720	12,778

Total Assets	$4,508,044	$6,023,329

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt	$103,125	$56,250
Accounts payable	235,637	234,978
Accrued expenses	266,634	296,596
Deferred revenue	106,330	190,708
Interest payable	15,068	—
Total Current Liabilities	726,794	778,532

Long-Term Liabilities
Line of credit	1,075,000	1,500,000
Long-term debt	652,784	1,068,750
Subordinated debt (related party)	202,391	—
Other long-term liabilities	54,400	—
Total Long-Term Liabilities	1,984,575	2,568,750

Commitments and Contingencies (Note 14)

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,920,419 at December 31, 2007 and 2006	1,692,042	1,692,042
Additional paid-in capital	77,600	38,296
Retained earnings	27,033	945,709
Total Stockholders' Equity	1,796,675	2,676,047

Total Liabilities and Stockholders' Equity	$4,508,044	$6,023,329

See accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005

Revenues	$5,620,091	$6,295,934	$7,544,703

Cost of Product Sales	1,721,511	1,791,684	2,105,973

Gross profit	3,898,580	4,504,250	5,438,730

Selling, General and
Administrative Expenses	4,441,438	6,001,475	7,407,951

Loss from operations	(542,858)	(1,497,225)	(1,969,221)

Other Income (Expense)
Interest expense, net	(220,694)	(154,233)	(39,042)
Gain (loss) on sale of assets	250	(16,401)	(3,085)
Miscellaneous	—	1,087	2,954
Total Other Expense	(220,444)	(169,547)	(39,173)

Loss before income taxes	(763,302)	(1,666,772)	(2,008,394)

Income Tax Benefit (Expense)	(715,099)	654,000	772,000

Loss before extraordinary gain	(1,478,401)	(1,012,772)	(1,236,394)

Extraordinary gain on sale of
claim (net of $384,000 in income taxes)	624,725	—	—

Net loss	$(853,676)	$(1,012,772)	$(1,236,394)

Earnings (loss) per share, basic and diluted
Loss before extraordinary gain	$(0.09)	$(0.06)	$(0.07)
Extraordinary gain	$0.04	$—	$—
Total	$(0.05)	$(0.06)	$(0.07)

Weighted average number of shares, basic and diluted	16,920,419	16,929,460	17,094,350

See accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2007, 2006 And 2005

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance - January 1, 2005	17,407,919	$1,740,792	$—	$3,296,111	$5,036,903

Stock repurchase	(477,500)	(47,750)	—	(101,236)	(148,986)

Net loss	—	—	—	(1,236,394)	(1,236,394)

Balance - December 31, 2005	16,930,419	$1,693,042	$—	$1,958,481	$3,651,523

Stock repurchase	(10,000)	(1,000)	(150)	—	(1,150)

Stock-based compensation expense	—	—	38,446	—	38,446

Net loss	—	—	—	(1,012,772)	(1,012,772)

Balance - December 31, 2006	16,920,419	$1,692,042	$38,296	$945,709	$2,676,047

Issuance of warrants to related parties	—	—	22,741	—	22,741

Cumulative effect of adoption of FIN 48	—	—	—	(65,000)	(65,000)

Stock-based compensation expense	—	—	16,563	—	16,563

Net loss	—	—	—	(853,676)	(853,676)

Balance - December 31, 2007	16,920,419	$1,692,042	$77,600	$27,033	$1,796,675

See accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net loss	$(853,676)	$(1,012,772)	$(1,236,394)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Extraordinary gain on sale of claim, net of income taxes	(624,725)	—	—
Depreciation	90,682	180,398	226,887
Amortization	797,317	698,722	751,642
Interest paid "in-kind" related to subordinated debt	16,254	—	—
Amortization of subordinated debt costs	11,377	—	—
Deferred income taxes	721,000	(640,000)	(709,000)
Stock-based compensation expense	16,563	38,446	—
Loss (gain) on disposition of assets	(250)	16,401	3,085
Abandonment of software development in process	11,404	100,532	—
Allowance for doubtful accounts, sales credits and returns	21,857	52,804	163,679
Reserve for obsolescence of inventory	53,896	(500)	31,358
Change in assets and liabilities:
Accounts and note receivable	179,144	(129,185)	381,411
Inventories	34,082	52,875	(66,184)
Refundable income taxes	5,788	12,946	599,104
Prepaid expenses and other assets	33,059	76,036	(25,036)
Accounts payable, accrued expenses
and deferred revenue	(119,213)	(121,164)	(2,910)
Long-term liabilities	—	—	(100,000)
Net Cash Provided By (Used In) Operating Activities	394,559	(674,461)	17,642

Cash Flows From Investing Activities
Payments for equipment	(54,156)	(24,682)	(101,766)
Proceeds from sale of assets	1,018,975	500	—
Payments for software development costs	(767,530)	(758,592)	(1,350,088)
Net Cash Provided By (Used In) Investing Activities	197,289	(782,774)	(1,451,854)

Cash Flows From Financing Activities
Proceeds (payments) on line of credit	(425,000)	1,500,000	—
Borrowings on term loan	—	—	1,200,000
Principal payments on term loan	(369,091)	(75,000)	(6,771)
Payments under stock buy back program	—	(1,150)	(148,986)
Proceeds from issuance of related party
subordinated debt and warrants	193,600	—	—
Principal payments on capital lease obligation	—	(11,116)	(25,686)
Net Cash Provided By (Used In) Financing Activities	(600,491)	1,412,734	1,018,557

Change In Cash	(8,643)	(44,501)	(415,655)

Cash - Beginning of Period	226,486	270,987	686,642

Cash - End of Period	$217,843	$226,486	$270,987

See accompanying notes to consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

Siboney Corporation was incorporated in the State of Maryland in 1955.  Our principal business is the publishing of standards-based educational software products in reading, language, mathematics, science, writing and English as a Second Language, for K-12 students and adult learners, primarily for schools in the United States.

We publish four comprehensive software product lines:
•	Orchard Software® for Your State (“Orchard”)
•	GAMCO Educational Software
•	Educational Activities Software
•	PracticePlanet®

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions.  Orchard contributed 80%, 82% and 77% of our revenue for the years 2007, 2006 and 2005, respectively.  A version of Orchard appropriate for home users is sold through a direct-to-home marketer of educational products.

Our GAMCO or single title product line contributed 5%, 6% and 10% of our revenue for the years 2007, 2006 and 2005, respectively.  Our Educational Activities Software represented approximately 7% in 2007 and 8% of our revenues for 2006 and 2005.  As we began offering PracticePlanet in August 2007 we did not generate significant revenues from this product in 2007.

Our operations consist of only one reportable segment, the publishing and distribution of educational software products through Siboney Learning Group, Inc., a wholly-owned subsidiary.

We also have certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries which were not material to our results of operations or financial condition for several years before 2007.  Royalties received are dependent upon coal prices and production.  We recognized revenue of $70,603, $6,605 and $4,379 based on royalty payments, during 2007, 2006 and 2005, respectively.

In December 2007 Siboney Corporation sold a claim to an unrelated party, registered with the United States Foreign Claims Settlement Commission of the United States Department of Justice, against the Republic of Cuba.  The claim arose out of natural resource interests held in Cuba which were expropriated by the Cuban government in 1958.  The claim was certified in the amount of $2,454,058 and was sold for a cash payment of $1,018,725.  We recorded an extraordinary gain of $624,725 which includes the cash we were paid offset by $10,000 in direct costs and $384,000 in income tax expense that was allocated to the gain in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  We had no value assigned to this claim since we had no assurance that we would ever be able to monetize our interests in the claim.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For each of the past three years our primary subsidiary, Siboney Learning Group, has experienced a decline in revenues, a loss from operations and negative internal cash flows.  This has required us to deplete the cash we had available at December 31, 2003 and during 2005 and 2006 to borrow significant amounts to fund operations and necessary investments in software product development.  We were able to reduce our bank debt during 2007 due to the cash proceeds that we received from the sale of the claim.  As of the date of the filing of our Form 10-K we have borrowed the $425,000 that was available under our bank line of credit as of December 31, 2007.  We have taken, or are currently taking, the following actions to allow us to continue as a going concern:

•	Refinanced our bank debt in March 2008 that extended the maturity from April 1, 2008 to January 1, 2009.
•	Cost reductions that have eliminated operating expenses of approximately $1,100,000 or 20% over the past 12 months.
•	Development and release of PracticePlanet in late 2007 which we believe is positioned to generate a recurring annual revenue stream as well as open opportunities to cross-sell our Orchard Software.
•	Aggressive pursuit of new sales channels which can fill gaps in our current distribution network.

We believe that these actions will be sufficient to enable us to continue as a going concern through December 31, 2008.

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

Fair Value of Financial Instruments

The carrying value of the current and long-term portion of our debt, approximates fair value based on the incremental borrowing rates currently available to us for financing with similar terms and maturities.

Cash

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per depositor.  At December 31, 2007 and 2006, we had deposit balances of $88,437 and $67,697 in excess of FDIC insured limits, respectively.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  We provide for probable uncollected amounts through a charge to earnings and a credit to a valuation allowance based on our assessment of the current status of individual accounts.  Balances that are still outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

An estimate of the allowance for returns is provided in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists.  Reserves for estimated returns and allowances are provided at the time revenue is recognized.  Such reserves are recorded based upon historical rates of returns and allowances and other factors.  An estimate of the allowance for sales credits is provided for in accordance with SFAS No. 5, Accounting for Contingencies.  A reserve for additional product discounts that may be earned under various reseller incentive programs is provided for at the time revenue is recognized.

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

Advertising

We expense the costs of advertising as incurred except for direct response advertising, which we capitalize and amortize over its expected period of future benefits.  Direct response advertising consists primarily of catalog advertising to which sales orders are directly attributed.  The capitalized cost of the advertising is amortized over a 12-month period following the issuance of the catalog.  At December 31, 2007 and 2006, $7,912 and $18,622, respectively, of catalog costs were capitalized.  Advertising expense amounted to $192,740 in 2007, $230,740 in 2006 and $478,055 in 2005.

Revenue Recognition

We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded.  We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenue from software license agreements is recognized when the following has been met:

•	Persuasive evidence of an agreement exists
•	Delivery of the software has occurred
•	The fee is fixed or determinable
•	Collectibility is probable

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

Income Taxes

We account for income taxes according to the provisions of SFAS 109 which requires recognition of deferred tax assets and liabilities to reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some or all of the deferred tax asset will not be realized.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition, we test goodwill for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable.

We reviewed our goodwill as of December 31, 2007 and determined that no impairment existed.  Future events such as market conditions or operational performance could cause us to conclude that impairment exists.  Any resulting impairment loss would be written off against the carrying value of the asset and charged as an expense against operations at the time such determination is made and could have a material adverse impact on our financial condition and results of operations.

Changes in Accounting Principles

On January 1, 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is “more-likely-than-not” that the position would be sustained upon examination by tax authorities.  Tax positions that meet the “more-likely-than-not” threshold are then valued to determine the amount of benefit to be recognized in the financial statements.  With the adoption of FIN 48 we were required to adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment was recorded directly to retained earnings as a change in accounting principle.

We adopted FIN 48 as of January 1, 2007 and recorded a decrease to retained earnings of $65,000 as a cumulative effect of a change in accounting principle with a corresponding increase to our liability for uncertain tax positions.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”).  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 was effective retroactively to January 1, 2007.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In June 2006, the FASB ratified the Emerging Issues Task Force Issue No. 06-3, ("EITF 06-3") How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).  EITF 06-3 addresses the income statement presentation of taxes assessed by various governmental authorities and allows either gross or net presentation.  EITF 06-3 was effective for us beginning January 1, 2007.  Taxes that we are required to collect from our customers are not included in our revenues, but are accounted for as a liability to the agency until remitted.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”).  FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method.  FSP AUG AIR-1 was effective for us beginning January 1, 2007.  The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements.  In February 2008, the FASB issued FSP 157-2 that delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  SFAS 157 is partially effective for us beginning January 1, 2008 and should not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for us beginning January 1, 2008 and should not have a material impact on our consolidated financial position or results of operations, as we currently have no plans to apply the option provisions of SFAS 159.

In March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for us beginning January 1, 2008 and should not have an impact on our consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).  EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 is effective, on a prospective basis, for us beginning January 1, 2008 and should not have an impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”) which will replace the existing standard and retain the purchase method of accounting, identify an acquirer, and will have a broader scope by applying to all transactions and other events in which an entity obtains control over one or more other businesses.  SFAS 141(R) will replace the prior cost-allocation process, requiring recognition of assets acquired, liabilities assumed, and any noncontrolling interest at the acquisition date, measured at fair values.  SFAS 141(R) is effective, on a prospective basis for us for any business combinations on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”) which clarifies that a noncontrolling interest in a subsidiary should be reported as equity and requires that consolidated net income include amounts attributable to both the parent and the noncontrolling interest, with disclosure of those amounts on the face of the statement.  SFAS 160 is effective for us beginning January 1, 2009 and should have no effect on our consolidated financial statements as we have no outstanding noncontrolling interest.

2.	Balance Sheet Details

	December 31,
	2007	2006
Accounts receivable:
Trade accounts receivable	$622,578	$847,315
Current portion of note receivable	14,545	13,834
Royalty receivable	—	13,088
Amount due from coal processor	11,245	—
Allowance for doubtful accounts, sales
credits and returns	(90,980)	(127,779)
	$557,388	$746,458

Inventories:
Finished goods	$137,981	$160,160
Raw materials	147,019	168,238
Reserve for obsolescence	(75,580)	(31,000)
	$209,420	$297,398

Property and equipment:
Leasehold improvements	$85,891	$88,111
Office equipment, furniture and fixtures	1,125,814	1,134,733
Machinery and equipment	444,477	403,104
	1,656,182	1,625,948
Accumulated depreciation	(1,561,031)	(1,494,271)
	$95,151	$131,677
Accrued expenses:
Compensation and benefits	$190,130	$195,371
Royalties	59,341	79,244
Deposit from collaborator	14,821	—
Prepayment by coal processor	—	20,000
Other	2,342	1,981
	$266,634	$296,596

Assets held under capital leases totaled $97,978 and were fully depreciated at December 31, 2006.  Amortization expense of capital lease assets is included in depreciation expense.  Depreciation charged to operations amounted to $90,682 in 2007, $180,398 in 2006 and $226,887 in 2005.

Accounts receivable, inventory and property and equipment of Siboney Corporation and Siboney Learning Group, Inc. are pledged as collateral for debt (Notes 7 and 8).

3.	Long-term Note Receivable

Long-term note receivable consists of a promissory note with principal and interest due of $166,453 as of December 31, 2007 from a current customer of Siboney Learning Group, Inc.  The interest rate on this note is 6.183%.  We receive monthly payments of principal and interest of $2,035 on this note which is scheduled to be fully paid by June 2016.

4.	Capitalized Software Development Costs

The components of capitalized software development costs consist of:

	December 31,
	2007	2006

Software development in progress	$160,121	$379,308
Capitalized software development costs	6,046,273	5,070,960
Accumulated amortization	(4,073,346)	(3,276,029)

	$2,133,048	$2,174,239

Software developments costs of $767,530, $758,592 and $1,350,088 were capitalized in 2007, 2006 and 2005, respectively.  Amortization of software development costs charged against earnings amounted to $797,317, $698,722 and $751,642 in 2007, 2006 and 2005, respectively.  We expensed to selling, general and administrative expenses $11,404 in 2007 and $100,532 in 2006 in costs related to titles that were abandoned.  Amortization charged against earnings in 2005 included approximately $109,000 to reduce certain capitalized costs to their net realizable value.

Software development costs not capitalized are expensed in the year incurred and totaled $330,072, $665,943 and $688,989 in 2007, 2006 and 2005, respectively.

5.	Collaborative Arrangement

In February 2007 we entered into a strategic alliance and joint development agreement with Edumatics Corporation, Inc. (“Edumatics”).  Under the agreement we jointly developed a new online test practice product which is marketed under the name PracticePlanet™.  We share costs and any revenues generated with Edumatics, as provided in the agreement.  During 2007 we received approximately $390,000 in cash from Edumatics to fund its share of the costs we incurred for development efforts and overhead costs related to this new product.  We reduced the amount we capitalized into software development by approximately $150,000 during 2007 to reflect the portion paid by Edumatics.  We also reduced our selling, general and administrative expenses by approximately $225,000 during 2007 to reflect Edumatics’ portion of these costs.  We have $15,000 of development funds we received from Edumatics which is accounted for as an accrued expense as of December 31, 2007 as we consider these funds to be a liability until we have completed the development of the program, at which time the funds will reduce our capitalized software development costs.

In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between collaborators and between participants in the arrangement and third parties.  We have concluded that our agreement with Edumatics would qualify as a collaborative arrangement and we believe that our presentation of costs is consistent with EITF 07-1.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date.

6.	Deferred Revenue

Deferred revenue represents billings for professional services which consist of consulting, training and implementation support that we will provide to our customers and totaled $106,330 and $190,708 as of December 31, 2007 and 2006, respectively.  The revenue for these services is recognized as the services are performed.

7.	Debt

We have a $1,500,000 revolving line of credit agreement with our bank with an outstanding balance of $1,075,000 as of December 31, 2007.  We had $425,000 in availability on the line of credit as of December 31, 2007 as we made $425,000 in payments during 2007.  As of December 31, 2006 we owed $1,500,000 on the line of credit.

We borrowed $1,200,000 on October 19, 2005 under a term loan with our bank.  We made principal payments of $369,091 during 2007 and $75,000 during 2006 on this term loan.  We owed our bank $755,909 and $1,125,000 as of December 31, 2007 and 2006, respectively on the loan.

Both the line of credit and the term loan require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 7.25% as of December 31, 2007.  Accounts receivable, inventory, property and equipment are pledged as collateral.

Originally the line of credit expired and the term loan were due in full on April 30, 2006.  During 2006 we refinanced and extended the maturity dates three times.  At December 31, 2006 the entire $2,625,000 was due on January 1, 2007.  We extended the maturity to April 1, 2007 under a new agreement with our bank dated January 1, 2007.  We entered into new debt agreements with our bank in March 2007 to extend the due dates on both the line of credit and the term loan to April 1, 2008.  We entered into a new debt agreement in March 2008 with our bank to extend the due dates from April 1, 2008 to January 1, 2009.

We renewed our bank loans in March 2008 under the following terms:

•	The interest rate on the line of credit and term loan remains at our bank’s prime rate, which was 5.25% at renewal.
•
The quarterly principal payments of $28,125 on the term loan were changed to a schedule of monthly principal payments of $9,375 beginning May 1, 2008 with the remaining principal due in full January 1, 2009.  Under the renewal we are obligated to make principal payments of $103,125 during 2008 with the remaining $652,784 due January 1, 2009.

•	The $1,500,000 line of credit was extended through January 1, 2009. The outstanding balance on the line is due on January 1, 2009.
•	We agreed to achieve a minimum earnings before interest, taxes, depreciation and amortization, which will be tested quarterly.
•	The covenant to maintain minimum stockholders’ equity plus subordinated debt of $2,700,000 was eliminated as of April 2, 2008.
•	The covenant to not exceed a ratio of 1.25:1.00 of liabilities as a percent of stockholders’ equity plus subordinated debt was eliminated as of April 2, 2008.

As of December 31, 2007, our bank debt had the following terms that were specified in our March 2007 renewal:

•	We were required to make quarterly principal payments of $28,125 on the term loan starting July 1, 2007 with the remaining principal due April 1, 2008.
•	The line of credit was extended to April 1, 2008 when the outstanding balance was due.
•	Our stockholders’ equity plus subordinated debt was to be at least $2,300,000 as of March 31, 2007 and $2,700,000 as of June 30, 2007, and each quarter-end thereafter.
•	Our liabilities as a percent of stockholders’ equity plus subordinated debt must be less than 1.50:1.00 as of March 31, 2007 and 1.25:1.00 as of June 30, 2007, and each quarter-end thereafter.
•	We were required to obtain $200,000 of subordinated debt from two of our Directors. (See Note 8 “Related Party Subordinated Debt”.)

If we breach any term or condition in the agreements, as amended, our bank has the option to declare the loans due and payable.

As of December 31, 2007, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Our ratio as of December 31, 2007 was 1.36:1.00.  In addition, we are to maintain a net worth, plus subordinated debt, of not less than $2,700,000; our net worth plus subordinated debt was $1,999,066 as of December 31, 2007.  We have obtained a waiver for this non-compliance as of December 31, 2007.  Although we continue to be out of compliance with these financial covenants as of the date of this filing, we do not anticipate that the bank will exercise its right to declare the notes due and payable.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with these or any other financial covenants.

In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced at December 31, 2007 and 2006 we classified our line of credit and a portion of our term loan as a long-term liability using the terms of the debt agreements that we entered into with our bank subsequent to year-end.

The weighted average interest rate on the Company’s bank borrowings was 8.02%, 8.18% and 5.60% for the years ended December 31, 2007, 2006 and 2005, respectively.  Interest expense related to our bank debt amounted to $208,537, $171,932 and $39,970 for the years ended December 31, 2007, 2006 and 2005, respectively.

8.	Related Party Subordinated Debt

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

The effective interest rate on this debt is 16.9%.  The debt is due in full in March 2009; we may prepay it without penalty.  We used the proceeds from this debt, which was net of $6,400 of issuance costs, to provide us additional working capital.

Interest is due quarterly on this debt at a rate of 10% per annum; we can pay in cash or in-kind.  We accrued interest of $16,254 during 2007, which was added to the principal balance of the subordinated debt increasing it to $216,254.  This debt is $202,391 on our consolidated balance sheet at December 31, 2007, which is the principal amount of $216,254 less the unamortized portion of the original issuance discount of $13,863.

The following table shows the related party expenses in our consolidated statement of operations related to this debt:

For the Year Ended
December 31, 2007

Interest expense on subordinated debt	$ 16,254
Amortization of original issuance discount	8,878
Total related party interest expense	$ 25,132

Debt issuance costs amortized to selling,
general and administrative costs	$ 2,499

This debt is secured by a junior lien on substantially all of Siboney Learning Group, Inc.’s assets. Our bank required that the Directors enter into an agreement that subordinates their loans to the amounts that we owe the bank, as part of the refinancing of our bank debt.  See Note 7 “Debt”.

9.	Statement of Cash Flows Supplemental Disclosures

	For the Years Ended December 31,
	2007	2006	2005

Interest paid	$193,472	$171,932	$39,970
Income taxes paid (refunds received), net	$(1,088)	$(15,610)	$16,293

Noncash financing transaction related to the
related party subordinated debt issuance --
Warrant recorded as original issuance discount	$22,741	$—	$—
Reclassification to long-term note receivable from
accounts receivable	$—	$164,503	$—

10.	Stock-Based Compensation

Our 1997 Incentive Stock Option Plan, as amended (the “1997 Plan”), provided for grants to our key employees of options to purchase a maximum of 2,400,000 shares of our common stock.  The 1997 Plan provided for the granting of options which qualified as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code.  All options granted under the 1997 Plan had exercise prices of not less than 100% of the fair market value of the common stock on the date of grant.  The 1997 Plan had a maximum term of ten years and expired in 2007; no options were issued in 2007 or will be issued in the future under the 1997 Plan.  Options vested immediately or ratably over a period of five years under the 1997 Plan.  The options expire five years from the date of grant.

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

As discussed in Note 8 “Related Party Subordinated Debt” we issued two five-year warrants to purchase 200,000 shares of our common stock in March 2007 in connection with our subordinated debt offering.  The warrants have an exercise price of $0.01 per share and the related rights to purchase 400,000 shares of our common stock are outstanding and exercisable as of December 31, 2007.

On January 1, 2006 we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services.  SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and replaces Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  Under the provisions of SFAS 123(R), share-based compensation cost is measured at the date of grant, based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period.

Prior to January 1, 2006, we accounted for stock-based compensation to employees under the intrinsic value method in accordance with APB 25, as permitted by SFAS 123.  Under this method, we did not recognize compensation cost for stock option awards to employees because options were issued at exercise prices equal to the market value of the stock on the date of grant.

The compensation cost that has been charged against income for our stock-based compensation plans in 2007 was $16,563 and the related income tax benefit recognized was $583.  We recorded $22,741 of original issuance discount against the subordinated debt when we issued the warrants to purchase 400,000 shares of our common stock in March 2007.

We adopted SFAS 123(R) using the modified prospective application method so no prior period financial statements were restated.  Under this method, we recognized expense in 2006 for both of the following:

•	Compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123.
•	Compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R).

For the year ended December 31, 2006, we recognized compensation expense of approximately $26,000 related to options granted prior to January 1, 2006.  For the year ended December 31, 2006, we recognized expense of approximately $12,000, related to options granted after December 31, 2005.  The total of approximately $38,000 is reflected in additional paid-in capital at December 31, 2006.  Our loss before income taxes was approximately $38,000 higher and our net loss was approximately $23,000 higher due to our adoption of SFAS 123(R) for the year ended December 31, 2006.  Our basic and diluted loss per common share for the year ended December 31, 2006 was not changed by our adoption of SFAS 123(R).

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005:

Net loss as reported	$(1,236,394)
Add: Stock-based compensation included in
reported net loss	—
Deduct: Total stock-based employee
compensation expense using fair value for all
awards, net of related tax effects	76,446
Pro forma net loss	$(1,312,840)

Loss per common share:
As reported	$(0.07)
Pro forma	$(0.07)

We estimate the fair value of each option granted on the date of grant using the Black-Scholes option pricing model.  The following table presents the assumptions used in the option pricing model for the years ended December 31, 2007, 2006 and 2005.

	For the Years Ended
	December 31,
	Actual	Actual	Pro Forma
	2007	2006	2005

Expected option life	3.2 years	3.0 years	3.0 years
Risk-free interest rate	4.77%	5.13%	3.51%
Expected volatility	68%	62%	63%
Forfeiture rate	22%	20%	11%
Expected dividend yield	—	—	—

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

A summary of option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at January 1, 2005	2,962,780	$0.38
Granted	1,092,700	0.28
Forfeited or expired	(1,000,400)	0.46
Options outstanding at December 31, 2005	3,055,080	$0.32
Granted	437,900	0.17
Forfeited or expired	(1,019,720)	0.42
Options outstanding at December 31, 2006	2,473,260	$0.25
Granted	450,000	0.02
Forfeited or expired	(618,900)	0.31
Options outstanding at December 31, 2007	2,304,360	$0.19	2.1 years	$62,500

Options exercisable at December 31, 2007	2,167,920	$0.19	2.1 years	$62,500

During 2007 options were granted with a weighted average grant-date fair value of $0.06 and the warrants to purchase common stock had a grant-date fair value of $0.10.  During 2006 and 2005 the weighted average grant-date fair value was $0.06 and $0.14, respectively.  No options were exercised during the years ended December 31, 2007, 2006 or 2005.

A summary of the status of our non-vested stock options as of December 31, 2006 and the activity for the year ended December 31, 2007 is presented below:

		Weighted
		Average
	Number of	Fair Value
	Shares	on Grant Date
Non-vested options outstanding at
December 31, 2006	487,328	$0.12
Granted	—	—
Vested	(181,740)	0.09
Forfeited or expired	(101,160)	0.14
Non-vested options outstanding at
December 31, 2007	204,428	$0.11

As of December 31, 2007, there was $17,650 of total unrecognized compensation cost related to non-vested share-based compensation awards, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.6 years.  The total fair value of stock options vested during the year ended December 31, 2007, 2006 and 2005 was $19,988, $37,953 and $50,962, respectively.

The following table summarizes the various share-based arrangements outstanding at December 31, 2007:

		Outstanding Options			Exercisable Options
	Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Type of Option

Incentive stock options	$0.165 - $0.420	1,104,360	1.4 years	$0.23	967,920	$0.22
Non-qualified stock options	$0.110 - $0.420	800,000	2.2 years	0.24	800,000	0.24
Warrants to buy common stock	$0.010	400,000	4.2 years	0.01	400,000	0.01
		2,304,360	2.1 years	$0.19	2,167,920	$0.19

11.	Deferred Compensation Plan

On January 1, 1994, we adopted a qualified, defined contribution profit sharing plan covering eligible full-time and part-time employees.  The plan is qualified under Section 401(k) of the Internal Revenue Code, and allows employees to contribute on a tax-deferred basis.  The plan allows for matching contributions up to 3.6% of the employee’s annual qualified wages.  In July 2006 we stopped matching contributions.  The plan allows us to make non-elective or discretionary contributions in such amounts as the Board of Directors may annually determine.  Our total contributions to the 401(k) plan were approximately $46,870 in 2006 and $88,700 in 2005.

12.	Income Taxes

The income tax benefit (expense) consists of:

	For the Years Ended
	December 31,
	2007	2006	2005
Current
Federal	$9,000	$—	$56,547
State	(3,099)	14,000	6,453
Total current	5,901	14,000	63,000

Deferred
Federal	202,700	532,000	599,052
State	42,300	108,000	109,948
Valuation allowance	(966,000)	—	—
Total deferred	(721,000)	640,000	709,000

	$(715,099)	$654,000	$772,000

The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	2007	2006	2005

Statutory rate	34%	34%	34%
State income taxes, net of federal benefits	3%	4%	4%
Change in valuation allowance (a)	(127)%	—	—
Non deductible expenses	(2)%	(1)%	(1)%
Other	(2)%	2%	1%
	(94)%	39%	38%

(a)  See discussion related to the valuation allowance on deferred tax assets below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Our deferred tax assets and liabilities, as shown in the accompanying consolidated balance sheet, include the following components:

	December 31,
	2007	2006
Deferred Tax Assets
Inventory obsolescence and
uniform capitalization	$30,400	$12,500
Accrued vacation	54,200	50,600
Accounts receivable allowances	36,600	50,800
Property and equipment	34,800	28,600
Other	8,500	2,800
Net operating loss carryforwards	1,561,000	1,653,000
Total deferred tax assets	1,725,500	1,798,300

Deferred Tax Liabilities
Capitalized software development costs	759,500	693,300
Total deferred tax liabilities	759,500	693,300

Valuation Allowance	(966,000)	—
Net deferred tax assets	$—	$1,105,000

The deferred tax assets and liabilities include the following components:

	December 31,
	2007	2006

Net current deferred tax assets	$126,000	$114,000
Net long-term deferred tax assets	840,000	991,000
Valuation allowance	(966,000)	—

	$—	$1,105,000

As of December 31, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $4.0 million.  Net operating loss carryforwards will expire, if unused, by the end of 2025 and 2026.

In accordance with SFAS 109, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted.  SFAS 109 requires an assessment whether valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more-likely-than-not” standard.  This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with tax credits or carryforwards expiring unused and tax planning alternatives.  In making such judgments, significant weight is given to evidence that can be objectively verified.

A valuation allowance has been established for our deferred tax assets based on a “more-likely-than-not” threshold.  Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryforward periods provided for under tax law.

Based upon our continued assessment of the realization of our net deferred tax asset and our third year of historical operating losses, we concluded that it was appropriate to establish a full valuation allowance for our net deferred tax asset in the amount of $966,000 during 2007.  Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years.  In future periods, our earnings or losses will not be tax-effected until such time as the certainty of future tax benefits can be reasonably assured.

We allocated our income tax expense (benefit) between continuing operations and the extraordinary gain in accordance with SFAS 109.  SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or extraordinary gain, income tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.

Upon adoption of FIN 48 as of January 1, 2007, we recorded a decrease to retained earnings of $65,000 as a cumulative effect of a change in accounting principle with a corresponding increase to our liability for uncertain tax positions related to various federal and state income tax matters.  This entire amount would impact our effective tax rate, if recognized.  As we have net operating losses we did not accrue interest or penalties related to our unrecognized tax benefits.  We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the year is as follows:

Unrecognized tax benefits at January 1, 2007	$65,000
Change in unrecognized tax benefits as a result of tax positions taken during a prior period	—
Change in unrecognized tax benefits as a result of tax positions taken during the current period	—
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(10,600)
Unrecognized tax benefits at December 31, 2007	$54,400

We recognize interest related to uncertain tax positions in interest income or expense and related penalties, if applicable, in operating expenses which is consistent with how we recognized these items in prior periods.  During 2007 we reported no interest expense or accrued interest in our consolidated financial statements related to unrecognized tax benefits.  No penalties were recognized during 2007.

In general, we are not subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004 and, accordingly, a liability for uncertain tax positions is not required for those years.

13.	Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the period.  Shares issued or reacquired during the period are weighted for the portion of the period that they were outstanding.  Diluted loss per share reflects the incremental increase in common shares outstanding assuming the exercise of all stock options and warrants that would have had a dilutive effect on earnings (loss) per share.  Our potentially dilutive common shares consist of unexercised stock options and warrants.

Due to net losses for all periods presented, the assumed exercise of stock option awards and warrants had an anti-dilutive effect and therefore were excluded from the computation of diluted loss per share.  Total shares excluded in the computation of diluted earnings per share were 2,304,360, 2,473,260 and 3,055,080 for the years ended December 31, 2007, 2006 and 2005, respectively.

14.	Commitments and Contingencies

Leases

We lease office and warehouse space under renewable operating leases which expire at various dates through May 2011.  Total rent expense under all operating leases was $312,978, $329,436 and $325,090 in 2007, 2006 and 2005, respectively.  We sublet office space during 2007 and 2006 and reduced our rent expense by approximately $36,000 and $7,500, respectively.  The sublet expired on December 30, 2007.

The future minimum annual rentals as of December 31, 2007 under the remaining leases are as follows:

Year	Amount
2008	$304,083
2009	307,539
2010	78,211
2011	24,680
Total	$714,513

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

Sales to Brainstorm USA represented 15.2%, 16.5% and 12.6% of our revenues in 2007, 2006 and 2005, respectively.  As of December 31, 2007 and 2006, the amount that Brainstorm USA owed us represented 14% and 19% of our net accounts receivable.

16.	Summary of Quarterly Financial Information (Unaudited)

The following are unaudited comparative quarterly summaries of our consolidated results of operations for the years ended December 31, 2007 and 2006.  The summaries were prepared using accounting principles generally accepted in the United States of America and, in the opinion of management, include all adjustments, consisting of normally recurring accruals, necessary for a fair presentation of the results of operations for the respective quarterly periods.  Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net earnings per share will not necessarily equal the total for the year.

	March 31	June 30	September 30	December 31
2006
Revenues	$1,495,404	$2,233,779	$1,289,135	$1,277,616
Income (loss) from operations	$(579,640)	$109,824	$(508,347)	$(519,062)
Income tax benefit	$243,000	$7,000	$221,000	$183,000
Net income (loss)	$(366,128)	$74,273	$(348,981)	$(371,936)

Earnings (loss) per common share:
Basic	$(0.02)	$-	$(0.02)	$(0.02)
Diluted	$(0.02)	$-	$(0.02)	$(0.02)

Weighted average number of shares:
Basic	16,930,419	16,930,419	16,930,419	16,920,419
Diluted	16,930,419	16,948,209	16,930,419	16,920,419

2007
Revenues	$1,187,083	$1,930,896	$1,486,094	$1,016,018
Income (loss) from operations	$(333,669)	$294,959	$8,255	$(512,403)
Income tax benefit (expense)	$136,000	$(99,000)	$(1,136,099)	$384,000
Income (loss) before extraordinary gain	$(249,629)	$137,600	$(1,186,476)	$(179,896)
Extraordinary gain, net	$-	$-	$-	$624,725
Net income (loss)	$(249,629)	$137,600	$(1,186,476)	$444,829

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.01)	$0.01	$(0.07)	$(0.01)
Extraordinary gain	-	-	-	0.04
Total	$(0.01)	$0.01	$(0.07)	$0.03

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain	$(0.01)	$0.01	$(0.07)	$(0.01)
Extraordinary gain	-	-	-	0.04
Total	$(0.01)	$0.01	$(0.07)	$0.03

Weighted average number of shares:
Basic	16,920,419	16,920,419	16,920,419	16,920,419
Diluted	16,920,419	17,150,914	16,920,419	17,168,391

Results for the three months ended September 30, 2007 included income tax expense of $1,141,000 related to establishing a valuation allowance against our net deferred tax assets.

Results for the three months ended December 31, 2007 included an extraordinary gain of $624,725 due to the sale of a claim that arose out of natural resources interests held in Cuba which were expropriated by the Cuban government.  The gain includes the cash we received of $1,018,725 offset by $10,000 in direct costs and $384,000 in income tax expense.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been changes in our internal control over financial reporting during the period from January 1, 2007 to December 31, 2007, including the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We believe these changes have improved our internal control over financial reporting.  In March 2007 we filed our Annual Report on Form 10-K for the year ended December 31, 2006 ("2006 Report") and, as described in Item 9A. "Controls and Procedures" in that report, we identified a material weakness as of December 31, 2006 related to our corporate tax accounting function.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.

This weakness related specifically to the Company’s not maintaining sufficient resources in the corporate tax accounting function to accurately identify, evaluate and report our income tax transactions.  This deficiency did not result in any material errors in the Company’s accounting for income taxes.

During 2007 and since filing the 2006 Report, we made changes to address this weakness.  We developed and implemented a formal policy governing key aspects of accounting for income taxes, we increased the training of our corporate accountants and managers on accounting for income taxes and we performed significant substantive procedures to verify amounts recorded related to income taxes.

Based on these actions, we concluded that the material weakness related to corporate tax accounting previously identified had been remediated as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework and additional guidance provided by Internal Control over Financial Reporting – Guidance for Smaller Public Companies as issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our 2006 Report, we identified a material weakness at December 31, 2006 related to our corporate tax accounting function.  In response to this material weakness, management instituted changes in 2007.  We developed and implemented a formal policy governing key aspects of accounting for income taxes, we increased the training of our corporate accountants and managers on accounting for income taxes and we performed substantive procedures to verify amounts recorded related to income taxes.  Based on these actions, we concluded that the material weakness related to corporate tax accounting previously identified had been remediated as of December 31, 2007.

Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.	Other Information

As of December 31, 2007, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Our ratio as of December 31, 2007 was 1.36:1.00.  At all times we are to maintain a net worth, plus subordinated debt, of not less than $2,700,000; our net worth plus subordinated debt was $1,999,066 as of December 31, 2007.  We have obtained a waiver for this non-compliance as of December 31, 2007.  Although we continue to be out of compliance with these financial covenants as of the date of this filing, we do not anticipate that the bank will exercise its right to declare the notes due and payable.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with these or any other financial covenants.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information contained under the captions “Proposal 1 - Election of Directors - Information Concerning Nominees,” “Information Concerning Executive Officers,”  “The Board of Directors, Compensation Committee and Audit Committee—Audit Committee” and “—Shareholder Communications” and “Section 16(a) Beneficial Ownership Compliance” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2008 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The Board of Directors has approved a Code of Ethics that covers the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  This code is posted on the Company’s website, www.siboney.com.  The Company will provide a copy of the Code of Ethics to any person upon request without charge.  Requests should be sent to the attention of the Company’s Corporate Secretary.

Item 11.	Executive Compensation

The information contained under the captions “Executive Compensation” and “Director Compensation” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2008 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership contained under the captions “Voting Securities and Principal Holders Thereof” and “Proposal 1 Election of Directors - Information Concerning Nominees” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2008 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The following table summarizes information as of December 31, 2007, relating to equity compensation plans.

Equity Compensation Plan Information
			Number Of Securities
			Remaining Available For
			Future Issuance Under
	Number Of Securities To	Weighted Average	Equity Compensation
	Be Issued Upon Exercise	Exercise Price Of	Plan [Excluding
	Of Outstanding Options,	Outstanding Options,	Securities Reflected In
	Warrants And Rights	Warrants And Rights	Column (a)]
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	1,104,360	$0.23	NONE

Equity compensation plans
not approved by security
holders(1)	1,200,000	0.16	6,940,000

Total	2,304,360		6,940,000

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

The information contained under the caption “The Board of Directors, Compensation Committee and Audit Committee” in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2008 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption "Independent Public Accountants" in the Company’s definitive proxy statement to be filed under Regulation 14A for the Company’s 2008 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

The Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to us by our independent auditors.  In accordance with that policy, the Audit Committee has given its approval for the provision of audit and tax compliance services by RubinBrown LLP, for the year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The following documents are filed as part of this report:

(1)	Financial Statements

See Item 8 – Index to Consolidated Financial Statements.

(2)	Financial Statements Schedules

See Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

(3)	Exhibits

See Exhibit Index for the exhibits filed as part of or incorporated by reference into this report.

SIBONEY CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007, 2006 and 2005

Description	Beginning Balance	Additions – Charged to expense	Deductions – Charges for which reserve was created	Ending Balance
Allowance for doubtful accounts,
sales credits and returns – deducted from accounts receivable
2005	$143,723	$163,679	$(76,210)	$231,192
2006	231,192	52,804	(156,217)	127,779
2007	127,779	21,857	(58,656)	90,980

Obsolescence reserve –
deducted from inventory
2005	39,600	31,358	(14,629)	56,329
2006	56,329	(500)	(24,829)	31,000
2007	31,000	53,896	(9,316)	75,580

Valuation allowance – deducted
from deferred income taxes
2005	—	—	—	—
2006	—	—	—	—
2007	—	966,000	—	966,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Siboney Corporation
(Registrant)

Date: March 28, 2008	BY:	/s/ Timothy J. Tegeler
Timothy J. Tegeler
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	BY:	/s/ Timothy J. Tegeler
Timothy J. Tegeler, Director

Date: March 28, 2008	BY:	/s/ William D. Edwards, Jr.
William D. Edwards, Jr., Director and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 28, 2008	BY:	/s/ Rebecca M. Braddock
Rebecca M. Braddock, Director

Date: March 28, 2008	BY:	/s/ Lewis B. Shepley
Lewis B. Shepley, Director

Date: March 28, 2008	BY:	/s/ John J. Riffle
John J. Riffle, Director

Date: March 28, 2008	BY:	/s/ Jerome W. Thomasson
Jerome W. Thomasson, Director

EXHIBIT INDEX

Exhibit No.	Description

3(a)
Amended and Restated Articles of Incorporation of the Company incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-03952).

3(b)	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

4(a)	Form of Warrant issued to subordinated lenders, each dated March 21, 2007, incorporated by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

10(f)
Letter Agreement between Southwest Bank of St. Louis and Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2007, incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(g)
Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2007, incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(h)
Promissory Note executed in favor of Southwest Bank of St. Louis by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2007, incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(i)	Letter Agreement between Southwest Bank, an M&I Bank and Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2008.

10(j)	Promissory Note executed in favor of Southwest Bank, an M&I Bank by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2008.

10(k)	Promissory Note executed in favor of Southwest Bank, an M&I Bank by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2008.

10(l)
Strategic Alliance and Joint Development Agreement between Siboney Learning Group, Inc. and Edumatics Corporation, Inc. dated February 2, 2007, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(m)
Note and Warrant Purchase Agreement by and between Lewis B. Shepley and Timothy J. Tegeler by Siboney Learning Group, Inc. and Siboney Corporation dated March 21, 2007, incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(n)
Form of Note issued to Lewis B. Shepley and Timothy J. Tegeler, each by Siboney Learning Group, Inc. and Siboney Corporation dated March 21, 2007, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(o)
Form of Subordination Agreement Among Siboney Learning Group, Inc. and Siboney Corporation, as Borrower, and each of Timothy J. Tegeler and Lewis B. Shepley, as Creditor, in favor of Southwest Bank of St. Louis dated March 21, 2007, incorporated by reference to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(p)	Asset Purchase Agreement By and Between Clarinbridge, LLC and Siboney Corporation dated December 19, 2007.

21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

23	Consent of RubinBrown LLP, Independent Auditors, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Management contract or compensatory plan