Form 10-Q
period 2008-03-31
SIBONEY CORP
filed 2008-05-09
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 1-3952

SIBONEY CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	73-0629975
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 N Kirkwood Rd, Ste 300, St Louis, MO	63122
(Address of principal executive offices)	(Zip Code)

314-822-3163
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        [  ] Yes [X] No

As of May 2, 2008, the registrant had 16,920,419 outstanding shares of Common Stock.

SIBONEY CORPORATION
FORM 10-Q

PART I  FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Current Assets
Cash	$367,077	$217,843
Accounts receivable, net	688,318	557,388
Inventories, net	245,301	209,420
Prepaid expenses	82,756	77,551
Total Current Assets	1,383,452	1,062,202

Property and Equipment, Net	80,668	95,151

Long-term Note Receivable	151,833	151,908

Capitalized Software, Net	2,088,315	2,133,048

Goodwill	1,045,015	1,045,015

Other Assets	21,112	20,720

Total Assets	$4,770,395	$4,508,044

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of term loan	$709,198	$103,125
Line of credit	1,500,000	—
Current portion of subordinated debt (related party)	210,693	—
Accounts payable	444,792	235,637
Accrued expenses	306,246	266,634
Deferred revenue	83,621	106,330
Interest payable	10,726	15,068
Total Current Liabilities	3,265,276	726,794

Long-Term Liabilities
Line of credit	—	1,075,000
Long-term portion of term loan	—	652,784
Subordinated debt (related party)	—	202,391
Other long-term liabilities	54,400	54,400
Total Long-Term Liabilities	54,400	1,984,575

Commitments and Contingencies

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,920,419 at March 31, 2008 and December 31, 2007	1,692,042	1,692,042
Additional paid-in capital	80,742	77,600
Retained earnings (deficit)	(322,065)	27,033
Total Stockholders' Equity	1,450,719	1,796,675

Total Liabilities and Stockholders' Equity	$4,770,395	$4,508,044

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2008	2007

Revenues	$1,238,243	$1,187,083

Cost of Product Sales	421,599	427,874

Gross Profit	816,644	759,209

Selling, General and
Administrative Expenses	1,128,038	1,092,878

Loss from operations	(311,394)	(333,669)

Other Income (Expense)
Interest expense, net	(37,704)	(51,960)
Total Other Expense	(37,704)	(51,960)

Loss before income taxes	(349,098)	(385,629)

Income Tax Benefit	—	136,000

Net loss	$(349,098)	$(249,629)

Loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares, basic and diluted	16,920,419	16,920,419

Note: Basic loss per share is computed using the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2008 and 2007, all stock options and warrants were excluded from the computations of diluted income per share and totaled 2,295,660 and 2,766,560, respectively, as their effect would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	For the Three Months Ended
	March 31,
	2008	2007

COMMON STOCK
Balance at the beginning of the period	$1,692,042	$1,692,042

Balance at the end of the period	$1,692,042	$1,692,042

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the period	$77,600	$38,296
Stock-based compensation expense	3,142	4,395
Issuance of warrants to related parties	—	22,741

Balance at the end of the period	$80,742	$65,432

RETAINED EARNINGS (DEFICIT)
Balance at the beginning of the period	$27,033	$945,709
Cumulative effect of adoption of FIN 48	—	(65,000)
Net loss	(349,098)	(249,629)

Balance at the end of the period	$(322,065)	$631,080

STOCKHOLDERS' EQUITY AT END OF PERIOD	$1,450,719	$2,388,554

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(349,098)	$(249,629)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	14,483	29,272
Amortization	213,689	210,357
Interest paid "in-kind" related to subordinated debt	5,467	—
Amortization of subordinated debt costs	3,632	399
Deferred income taxes	—	(136,000)
Stock-based compensation expense	3,142	4,395
Abandonment of software development in process	—	11,404
Allowance for doubtful accounts, sales credits and returns	3,857	9,456
Reserve for obsolescence of inventory	5,497	4,500
Change in assets and liabilities:
Accounts and note receivable	(134,712)	314,077
Inventories	(41,378)	(330)
Prepaid expenses and other assets	(6,394)	8,049
Accounts payable, accrued expenses
and deferred revenue	221,716	13,488
Net Cash Provided By (Used In) Operating Activities	(60,099)	219,438

Cash Flows From Investing Activities
Payments for equipment	—	(2,983)
Payments for software development costs	(168,956)	(168,103)
Net Cash Used In Investing Activities	(168,956)	(171,086)

Cash Flows From Financing Activities
Proceeds (payments) on line of credit	425,000	(100,000)
Principal payments on term loan	(46,711)	—
Proceeds from issuance of related party
subordinated debt and warrants	—	200,000
Net Cash Provided By Financing Activities	378,289	100,000

Change In Cash	149,234	148,352

Cash - Beginning of Period	217,843	226,486

Cash - End of Period	$367,077	$374,838

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Siboney Corporation (“Siboney,” the “Company,” “we” or “us”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations.  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other future period, and we make no representations related thereto.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have taken, or are currently taking, the following actions to allow us to continue as a going concern:

•	Eliminated costs of approximately $1,000,000 over the next 12 months.
•	Refinanced our bank debt in March 2008 that extended the maturity from April 1, 2008 to January 1, 2009.
•	Developed and released PracticePlanet in late 2007 which we believe is positioned to generate a recurring revenue stream as well as open opportunities to cross-sell our Orchard Software®.
•	Aggressively pursued new sales channels which can fill gaps in our current distribution network.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K.  These accounting policies have not significantly changed with the exception of those discussed below.

Changes in Accounting Principles

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 that delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position or results of operations.  We are currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on our consolidated financial position and results of operations.  See Note 3 “Fair Value Measurements”.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS 159.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (“EITF 06-10”).  EITF 06-10 provides guidance for determining a liability for postretirement benefit obligations as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 was effective for us beginning January 1, 2008 and did not have an impact on our consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”).  EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital.  EITF 06-11 was effective, on a prospective basis, for us beginning January 1, 2008 and did not have an impact on our consolidated financial position or results of operations.

3.  FAIR VALUE MEASUREMENTS

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.  This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  Our cash balances held in checking and money market checking accounts are classified within Level 1 of the fair value hierarchy.  We believe that the carrying value of our long-term note receivable approximates fair value as its interest rate of 6.183% is reasonable given the level of risk and nature of the receivable; this would be considered a Level 3 fair value measurement.  The carrying value of our debt approximates fair value based on the incremental borrowing rates currently available to us for financing with similar terms and maturities which would be considered a Level 3 fair value measurement.

4.  BALANCE SHEET DETAILS

	March 31,	December 31,
	2008	2007
Accounts receivable:
Trade accounts receivable	$ 732,781	$ 622,578
Current portion of note receivable	14,542	14,545
Amount due from coal processor	28,000	11,245
Allowance for doubtful accounts, sales
credits and returns	(87,005)	(90,980)
	$ 688,318	$ 557,388

Inventories:
Finished goods	$ 147,034	$ 137,981
Raw materials	151,267	147,019
Reserve for obsolescence	(53,000)	(75,580)
	$ 245,301	$ 209,420

Property and equipment:
Leasehold improvements	$ 85,891	$ 85,891
Office equipment, furniture and fixtures	1,125,814	1,125,814
Machinery and equipment	444,477	444,477
	1,656,182	1,656,182
Accumulated depreciation	(1,575,514)	(1,561,031)
	$ 80,668	$ 95,151
Accrued expenses:
Compensation and benefits	$ 237,344	$ 190,130
Royalties	61,985	59,341
Deposit from collaborator	2,639	14,821
Other	4,278	2,342
	$ 306,246	$ 266,634

Accounts receivable, inventory and property and equipment of Siboney Corporation and Siboney Learning Group, Inc. are pledged as collateral for debt (Notes 8 and 9).

5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The components of capitalized software development costs consist of:

	March 31,	December 31,
	2008	2007

Software development in progress	$ 301,608	$ 160,121
Capitalized software development costs	6,073,742	6,046,273
Accumulated amortization	(4,287,035)	(4,073,376)
	$ 2,088,315	$ 2,133,048

Amortization of software development costs charged against earnings amounted to $213,689 and $210,357 for the three months ended March 31, 2008 and 2007, respectively.  During the first quarter of 2007, we expensed to selling, general and administrative expenses $11,404 in costs related to a title that was not released.

6.  COLLABORATIVE ARRANGEMENT

In February 2007 we entered into a strategic alliance and joint development agreement with Edumatics Corporation, Inc. (“Edumatics”).  Under the agreement we jointly developed a new online test practice product which is marketed under the name PracticePlanet™.  We share costs and any revenues generated with Edumatics, as provided in the agreement.  During 2007 we received approximately $390,000 in cash from Edumatics to fund its share of the costs we incurred for development efforts and overhead related to this product.  We reduced the amount we capitalized into software development by approximately $11,000 during the three months ended March 31, 2008 and $150,000 during 2007 to reflect the portion paid by Edumatics.  Since the launch of PracticePlanet™, Edumatics is not obligated to provide any additional funds to support further development or overhead related to the product.  Under the agreement, we reduced the amount due to Edumatics for PracticePlanet™ sales by its portion of overhead costs that we incurred to support PracticePlanet™.  We reduced our selling, general and administrative expenses by approximately $6,000 and $62,000 during the three months ended March 31, 2008 and 2007, respectively, to reflect Edumatics’ portion of these costs.  We have $3,000 of development funds accounted for as an accrued expense as of March 31, 2008 as we consider these funds to be a liability until we have completed development, at which time the funds will reduce our capitalized software development costs.

In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between collaborators and between participants in the arrangement and third parties.  We have concluded that our agreement with Edumatics would qualify as a collaborative arrangement and we believe that our presentation of revenues and costs is consistent with EITF 07-1.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date.

7.  INCOME TAXES

We reported no income tax expense in the first quarter of 2008 and a benefit of $136,000 in the first quarter of 2007.  These amounts represented effective income tax rates of 0% in the first quarter of 2008 and 35.3% in the first quarter of 2007.  The significant change in our effective tax rate resulted from no tax benefit being recorded in the first quarter of 2008 as a result of a full valuation allowance of $128,000 related to our current year loss.  In accordance with SFAS No. 109, Accounting for Income Taxes, we were unable to record a deferred tax benefit that would have reduced our net loss in the first quarter of 2008 due to the uncertainty of realizing such deferred tax assets.

8.  DEBT

We have a $1,500,000 revolving line of credit agreement with our bank with an outstanding balance of $1,500,000 as of March 31, 2008. As of December 31, 2007 we owed $1,075,000 on the line of credit.

In addition, we owed $709,198 and $755,909 as of March 31, 2008 and December 31, 2007, respectively under a term loan with our bank.

Both the line of credit and the term loan require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 5.25% as of March 31, 2008.  Accounts receivable, inventory, property and equipment are pledged as collateral.

We entered into a new debt agreement in March 2008 with our bank to extend the due dates from April 1, 2008 to January 1, 2009.

We renewed our bank loans in March 2008 under the following terms:

•	The interest rate on the line of credit and term loan remained at our bank’s prime rate.
•
The quarterly principal payments of $28,125 on the term loan was changed to a schedule of monthly principal payments of $9,375 beginning May 1, 2008 with the remaining principal due in full January 1, 2009.  Under the renewal we are obligated to make principal payments of $103,125 during 2008 with the remaining balance due January 1, 2009.
•	The $1,500,000 line of credit was extended through January 1, 2009. The outstanding balance on the line is due on January 1, 2009.
•	We agreed to achieve minimum earnings before interest, taxes, depreciation and amortization, which will be tested quarterly.
•	The covenant to maintain minimum stockholders’ equity plus subordinated debt of $2,700,000 was eliminated as of April 2, 2008.
•	The covenant to not exceed a ratio of 1.25:1.00 of liabilities as a ratio of stockholders’ equity plus subordinated debt was eliminated as of April 2, 2008.

As of March 31, 2008, our bank debt had the following terms that were specified in our March 2007 renewal:

•	We were required to make quarterly principal payments of $28,125 on the term loan starting July 1, 2007 with the remaining principal due April 1, 2008.
•	The line of credit was extended to April 1, 2008 when the outstanding balance was due.
•	Our stockholders’ equity plus subordinated debt was to be at least $2,300,000 as of March 31, 2007 and $2,700,000 as of June 30, 2007, and each quarter-end thereafter.
•	Our ratio of liabilities to stockholders’ equity plus subordinated debt must be less than 1.50:1.00 as of March 31, 2007 and 1.25:1.00 as of June 30, 2007, and each quarter-end thereafter.
•	We were required to obtain $200,000 of subordinated debt which was provided by two of our Directors. (See Note 9 “Related Party Subordinated Debt”.)

If we breach any term or condition in the agreements, as amended, our bank has the option to declare the loans due and payable.

As of March 31, 2008, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are to achieve minimum earnings before interest, taxes, depreciation and amortization of $1,075; we had a loss of $83,885.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Our ratio as of March 31, 2008 was 2.00:1.00.  We are to maintain a net worth, plus subordinated debt, of not less than $2,700,000; our net worth plus subordinated debt was $1,661,412 as of March 31, 2008.  We have obtained a waiver for this non-compliance as of March 31, 2008.  Although we continue to be out of compliance with these financial covenants as of the date of this filing, we do not anticipate that the bank will exercise its right to declare the notes due and payable.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with these or any other financial covenants.

In conjunction with the issuance of the waiver for our non-compliance with the financial covenants as of March 31, 2008, we agreed with our bank in May 2008 to add a loan payoff fee to our bank loan.  When we repay in full our line of credit and term loan, we will be required to pay our bank a fee equal to 50 basis points on the outstanding bank debt at repayment.

In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, at December 31, 2007, we classified our line of credit and a portion of our term loan as a long-term liability based upon the terms of the debt agreements that we entered into with our bank in March 2008.

9.  RELATED PARTY SUBORDINATED DEBT

On March 21, 2007, we borrowed $200,000 from two members of our Board of Directors; one of the Directors is also an officer of the Company.  We issued to each Director a $100,000 principal amount subordinated secured note and a five-year warrant to buy 200,000 shares of our common stock.  The exercise price under the warrant is $0.01 per share.  We assigned a value of $22,741 to the warrants that were issued as original issuance discount against the debt and recorded it as an increase to additional paid-in capital in March 2007.

The effective interest rate on this debt is 16.9%.  The debt is due in full in March 2009; we may prepay it without penalty.  Interest is due quarterly on this debt at a rate of 10% per annum; we can pay in cash or in-kind.  We accrued interest of $5,467 during the three months ended March 31, 2008, which was added to the principal balance of the subordinated debt.  This debt is carried at $210,693 on our consolidated balance sheet at March 31, 2008, which is the principal amount of $221,721 less the unamortized portion of the original issuance discount of $11,028.

The following table shows the related party expenses in our consolidated statement of operations related to this debt:

	For the Three Months Ended
	March 31,
	2008	2007

Interest expense on subordinated debt	$5,467	$556
Amortization of original issuance discount	2,835	312
Total related party interest expense	$8,302	$868

Debt issuance costs amortized to selling,
general and administrative costs	$797	$87

This debt is secured by a junior lien on substantially all of Siboney Learning Group, Inc.’s assets. Our bank required that the Directors enter into an agreement that subordinates their loans to the amounts that we owe the bank, as part of the March 2007 refinancing of our bank debt.  See Note 8 “Debt”.

10.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

	For the Three Months Ended
	March 31,
	2008	2007

Interest paid	$36,106	$54,132
Income taxes paid, net	$4,043	$427

Non-cash financing transactions related to the
related party subordinated debt issuance:
Warrant recorded as original issuance discount	$—	$22,741
Accrual of debt issuance costs	$—	$6,400

11.  SEGMENT INFORMATION

We operate our business in one operating segment: the publishing and distribution of educational software products through Siboney Learning Group, Inc., a wholly-owned subsidiary.  Our chief operating decision-maker is our Chief Operating Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Sales to Brainstorm USA represented 24% and 16% of our consolidated revenues during the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008 and December 31, 2007, the amount that Brainstorm USA owed us represented 36% and 14%, respectively, of our net accounts receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Part II, Item 1A. “Risk Factors”  All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

We publish four comprehensive software product lines:
•	Orchard Software® for Your State (“Orchard”)
•	GAMCO Educational Software
•	Educational Activities Software
•	PracticePlanet™

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

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions.  Orchard contributed 74% and 71% to our revenue for the three months ended March 31, 2008 and 2007, respectively.  A version of Orchard (Orchard Home) appropriate for home users is sold through a direct-to-home marketer of educational products.  This reseller relationship provides us with access to the home market without the costs associated with retail distribution.

We also publish two titles-based instructional software product lines:

GAMCO Educational Software (“GAMCO”) is our original software product line.  GAMCO provides schools with single titles and curriculum solutions which we believe are highly motivating and engaging.  GAMCO products are sold through the major national and regional school software catalog dealers, our inside sales force, direct catalogs and direct promotions.  All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.  Our GAMCO product line contributed 7% and 6% of our revenue for the three months ended March 31, 2008 and 2007, respectively.

Our Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years.  Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives.  EAS is our primary product offering for the adult learning market.  This product represented 7% and 9% of our revenues for the three months ended March 31, 2008 and 2007, respectively.

In February 2007, Siboney Learning Group and Edumatics Corporation, a California corporation (“Edumatics”), entered into a Strategic Alliance and Joint Development Agreement.  The Strategic Alliance and Joint Development Agreement calls for Siboney and Edumatics to jointly develop an online product (named PracticePlanet™) to assist elementary and middle school students in preparing for their annual high-stakes state tests, using intellectual property provided by Siboney.  We began offering PracticePlanet™ in August 2007.  PracticePlanet™ is marketed, sold and supported using Siboney’s employees and independent sales channels.  The terms of the agreement required Edumatics to make a one-time payment to Siboney in the amount of $240,000 in order to equally share in the cost of the software development.  Edumatics also agreed to compensate Siboney for Edumatics’ share of the agreed upon value of the intellectual property provided by Siboney.  Ongoing working capital required to market, sell and support the product is equally contributed between Siboney and Edumatics.  All revenues generated from the product are equally shared between the two parties, provided that we are entitled to a disproportionate share of the revenues until we have received $250,000 from the preferential allocation.  As of March 31, 2008 we have sold approximately $12,000 in subscriptions to PracticePlanet™, the majority of which is included in Deferred Revenue in our consolidated financial statements, as we recognize the related revenue over the subscription period.

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

We also have certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries which were not material to our results of operations or financial condition for several years before 2007.  Royalties received are dependent upon coal prices and production.  We recognized revenues of $88,188 and $2,272 related to royalties and lease payments, during the three months ended March 31, 2008 and 2007, respectively.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have significant impact on the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly.  We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors.

We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, impairment of goodwill, capitalized software assets and accounting for income taxes have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies.  Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results.  The critical accounting estimates associated with these policies are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

Our significant accounting policies were described in Note 1 to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no significant changes to our accounting policies during the first quarter of 2008.  Recent accounting pronouncements are discussed in Note 2 to our Consolidated Financial Statements.

Results of Operations

The following is our discussion and analysis of certain significant factors which have affected our financial condition and operating results during the periods covered by the accompanying consolidated financial statements.

Three Months Ended March 31, 2008 Compared to March 31, 2007

Our consolidated revenues increased 4.3% to $1,238,243 from $1,187,083 during the first quarter of 2008 compared to the first quarter of 2007.  Sales of Orchard Home to Brainstorm USA increased to $305,000 for the first quarter of 2008 compared to $189,000 during the same period last year, as this direct-to-home marketer had delayed its purchases during the fourth quarter of 2007 in anticipation of the January 2008 release of a new version of Orchard Home.  Excluding the sales to Brainstorm USA, we experienced a 7% decrease in sales of Orchard during the first quarter of 2008 compared to 2007.  We attribute the decrease to the impact of potential budget cuts, resulting from anticipated lower tax revenues in areas impacted by the housing market downturn.  We have experienced cancelled orders where districts are planning to lay off teachers.  Our premium and professional development services revenues decreased to $48,330 from $137,776 during the first quarter of 2008 compared to the first quarter of 2007, as we had fewer large district installation and training sessions during the first quarter of 2008.  Revenues from natural resources royalties and lease payments increased to $88,188 from $2,272, during the first quarter of 2008 compared to the first quarter of 2007 due to increased production of coal under leases.

Cost of product sales decreased 1.5% to $421,599 from $427,874 during the first quarter of 2008 compared to the first quarter of 2007.  This decrease was due to lower royalty expense as a result of licensing agreements revisions that were negotiated during 2007, offset by higher software amortization related to our release of Orchard 4.3 during the fall of 2007.

Selling, general and administrative expenses increased 3.2% to $1,128,038 from $1,092,878 during the first quarter of 2008 compared to the first quarter of 2007.  This increase was primarily due to the lower reimbursement for our PracticePlanet™ overhead costs to $6,000 during the first quarter of 2008 from $62,000 during the first quarter 2007, as Edumatics is not obligated to provide additional funds since its launch, so our reimbursement was limited to the amount that was due to Edumatics for its share of sales, offset by lower travel and entertainment costs as we have attempted to contain expenses in a challenging revenue environment.

Our interest expense decreased during the first quarter of 2008 compared to the first quarter of 2007 due to a combination of lower interest rates and lower outstanding amounts due on our bank debt.  The interest rate charged by our bank is their prime rate and it has decreased from 8.25% during the first quarter of 2007 to 5.25% by the end of the first quarter of 2008.  The weighted average interest rate during the first quarter of 2008 was 6.20% compared to 8.25% during the first quarter of 2007.  Our average bank debt outstanding decreased to $2,039,000 during the first quarter of 2008 from $2,621,000 during the first quarter of 2007.  The reduction in principal was primarily due to the payments we made on our bank debt in December 2007 from the cash proceeds that we received on the extraordinary gain from the sale of a claim.  See further discussion related to our debt in “Liquidity and Capital Resources” section.

We reported no income tax expense in the first quarter of 2008 and a benefit of $136,000 in the first quarter of 2007.  These amounts represented effective income tax rates of 0% in the first quarter of 2008 and 35.3% in the first quarter of 2007.  The significant change in our effective tax rate resulted from no tax benefit being recorded in the first quarter of 2008 as a result of a full valuation allowance of $128,000 related to our current year loss.  In accordance with SFAS No. 109, Accounting for Income Taxes, we were unable to record a deferred tax benefit that would have reduced our net loss in the first quarter of 2008 due to the uncertainty of realizing such deferred tax assets.

Our net loss for the first quarter of 2008 increased to $349,098 (or $0.02 per share) from the first quarter of 2007 net loss of $249,629 (or $0.01 per share) after an income tax benefit of $136,000.

Liquidity and Capital Resources

Due to losses from operations since 2005 we have funded investment in our software development efforts from the proceeds of our bank term loan, draws on our bank line of credit and issuance of related party subordinated debt.  During December 2007 Siboney Corporation sold for $1,018,725 a claim that arose out of natural resources interests held in Cuba which were expropriated by the Cuban government.  We used $300,000 of the proceeds to reduce our term loan with our bank, $425,000 reduced our line of credit and the balance was used for working capital needs.

We had a working capital deficit of approximately $1.9 million at March 31, 2008 as compared to approximately $0.3 million of working capital at December 31, 2007 and ratios of current assets to current liabilities of 0.42:1 as of March 31, 2008 and 1.46:1 as of December 31, 2007.  The working capital decrease of approximately $2.2 million was due to our draws on the line of credit of $425,000 to fund operations during the first quarter of 2008 and the classification of our bank term loan, line of credit and related party subordinated debt to current liabilities as of March 31, 2008.

In April 2008, as a result of our cash flow situation, no availability on our bank line of credit, sales below our targets in March 2008 and concern related to sales levels during the remainder of 2008, we implemented a cost cutting and headcount reduction initiative.  We estimate we will reduce operating costs by over $1,000,000 during the next 12 months, and we anticipate reduced expense of approximately $70,000 per month, starting in May 2008.  We incurred approximately $25,000 in April 2008 primarily for severance costs related to workforce reductions of 12 positions.  The majority of the headcount reductions were in our product development department.  We will focus our efforts on selling our existing products.  We anticipate the cost reductions will improve our cash flows.

In March 2008, we renewed and extended the maturity of our debt agreement with our bank.  We were able to classify our line of credit and a portion of our term loan to a long-term liability on our balance sheet as of December 31, 2007.  The maturity dates of our line of credit and term loan were extended to January 1, 2009 from April 1, 2008.

Cash increased 68% or $149,234 to $367,077 at March 31, 2008 from $217,843 at December 31, 2007, primarily due to management of vendor payments to conserve cash.  Our accounts receivable increased $130,930 or 23% to $688,318 at March 31, 2008 compared to $557,388 at December 31, 2007 due to higher sales in March 2008 as compared to December 2007 and a larger portion of our sales to Brainstorm USA during the first quarter of 2008 as compared to the fourth quarter of 2007.  Brainstorm USA typically takes 65 days to pay our invoices and their accounts receivable balance increased by approximately $165,000 during the first quarter of 2008.

Our total debt increased $386,591 or 19% to $2,419,891 at March 31, 2008 from $2,033,300 at December 31, 2007 due to $425,000 in draws on our line of credit offset by principal payments of $46,711 on our term loan and an increase of $8,302 in our subordinated debt.  We had no availability on our bank line of credit as of March 31, 2008.

We have taken, or are currently taking, the following actions to allow us to continue as a going concern:

•	Eliminated costs of approximately $1,000,000 over the next 12 months.

•	Refinanced our bank debt in March 2008 that extended the maturity from April 1, 2008 to January 1, 2009.
•	Developed and released PracticePlanet in late 2007 which we believe is positioned to generate a recurring revenue stream as well as open opportunities to cross-sell our Orchard Software®.
•	Aggressively pursued new sales channels which can fill gaps in our current distribution network.

Both the line of credit and the term loan require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 5.25% as of March 31, 2008.  Accounts receivable, inventory, property and equipment are pledged as collateral.

We renewed our bank loan in March 2008 under the following terms:

•	The interest rate on the line of credit and term loan remained at our bank’s prime rate.
•
The quarterly principal payments on the term loan of $28,125 was changed to a schedule of monthly principal payments of $9,375 beginning May 1, 2008 with the remaining principal due in full January 1, 2009.  Under the renewal we are obligated to make principal payments of $103,125 during 2008 with the remaining balance due January 1, 2009.

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

As of March 31, 2008, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are to achieve minimum earnings before interest, taxes, depreciation and amortization of $1,075; we had a loss of $83,885.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Our ratio as of March 31, 2008 was 2.00:1.00.  We are to maintain a net worth, plus subordinated debt, of not less than $2,700,000; our net worth plus subordinated debt was $1,661,412 as of March 31, 2008.  We have obtained a waiver for this non-compliance as of March 31, 2008.  Although we continue to be out of compliance with these financial covenants as of the date of this filing, we do not anticipate that the bank will exercise its right to declare the notes due and payable.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with these or any other financial covenants.

In conjunction with the issuance of the waiver for our non-compliance with the financial covenants as of March 31, 2008, we agreed with our bank in May 2008 to add a loan payoff fee to our bank loan.  When we repay in full our line of credit and term loan, we will be required to pay our bank a fee equal to 50 basis points on the outstanding bank debt at repayment.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  There have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting that have occurred during the period covered by this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The following risk factors, as well as other factors of which we may be unaware or do not currently view as significant, could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in the forward-looking statements we make about our business.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2008, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are to achieve minimum earnings before interest, taxes, depreciation and amortization of $1,075; we had a loss of $83,885.  We are to maintain a ratio of liabilities to stockholders’ equity plus subordinated debt no greater than 1.25:1.00.  Our ratio as of March 31, 2008 was 2.00:1.00.  We are to maintain a net worth, plus subordinated debt, of not less than $2,700,000; our net worth plus subordinated debt was $1,661,412 as of March 31, 2008.  We have obtained a waiver for this non-compliance as of March 31, 2008.  Although we continue to be out of compliance with these financial covenants as of the date of this filing, we do not anticipate that the bank will exercise its right to declare the notes due and payable.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of future non-compliance with these or any other financial covenants.

In conjunction with the issuance of the waiver for our non-compliance with the financial covenants as of March 31, 2008, we agreed with our bank in May 2008 to add a loan payoff fee to our bank loan.  When we repay in full our line of credit and term loan, we will be required to pay our bank a fee equal to 50 basis points on the outstanding bank debt at repayment.

ITEM 6.  EXHIBITS

Exhibits required as part of this report are listed in the index appearing on page 20.

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

/s/ William D. Edwards, Jr.
William D. Edwards, Jr.
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized officer and principal financial officer)

May 9, 2008

Index to Exhibits

Exhibits

10.1
Letter Agreement between Southwest Bank, an M&I Bank and Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2008, incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.2
Promissory Note executed in favor of Southwest Bank, an M&I Bank by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2008, incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.3
Promissory Note executed in favor of Southwest Bank, an M&I Bank by Siboney Learning Group, Inc. and Siboney Corporation dated April 2, 2008, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002