Form 10-Q
period 2008-06-30
SIBONEY CORP
filed 2008-08-08
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008, the registrant had 16,920,419 outstanding shares of Common Stock.

SIBONEY CORPORATION
FORM 10-Q

PART I  FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Current Assets
Cash	$430,862	$217,843
Accounts receivable, net	949,159	557,388
Inventories, net	211,343	209,420
Prepaid expenses	57,370	77,551
Total current assets	1,648,734	1,062,202

Property and Equipment, Net	66,912	95,151

Long-term Note Receivable	150,204	151,908

Capitalized Software, Net	1,966,535	2,133,048

Goodwill	1,045,015	1,045,015

Other Assets	12,406	20,720
Total assets	$4,889,806	$4,508,044

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of term loan	$690,448	$103,125
Line of credit	1,500,000	—
Current portion of subordinated debt (related party)	219,133	—
Accounts payable	208,041	235,637
Accrued expenses	269,480	266,634
Deferred revenue	337,759	106,330
Interest payable	9,127	15,068
Total current liabilities	3,233,988	726,794

Long-Term Liabilities
Line of credit	—	1,075,000
Long-term portion of term loan	—	652,784
Subordinated debt (related party)	—	202,391
Other long-term liabilities	54,400	54,400
Total long-term liabilities	54,400	1,984,575

Commitments and Contingencies

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,920,419 at June 30, 2008 and December 31, 2007	1,692,042	1,692,042
Additional paid-in capital	81,200	77,600
Retained earnings (deficit)	(171,824)	27,033
Total stockholders' equity	1,601,418	1,796,675

Total liabilities and stockholders' equity	$4,889,806	$4,508,044

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$1,652,826	$1,930,896	$2,891,068	$3,118,160

Cost of Product Sales	437,695	442,199	859,294	870,072

Gross profit	1,215,131	1,488,697	2,031,774	2,248,088

Selling, General and
Administrative Expenses	1,030,728	1,193,738	2,158,765	2,286,618

Income (loss) from operations	184,403	294,959	(126,991)	(38,530)

Other Expense
Interest expense, net	(33,656)	(58,359)	(71,360)	(110,499)
Loss on sale of assets	(506)	—	(506)	—
Total Other Expense	(34,162)	(58,359)	(71,866)	(110,499)

Income (loss) before income taxes	150,241	236,600	(198,857)	(149,029)

Income Tax Benefit (Expense)	—	(99,000)	—	37,000

Net income (loss)	$150,241	$137,600	$(198,857)	$(112,029)

Net income (loss) per share:
Basic	$0.01	$0.01	$(0.01)	$(0.01)
Diluted	$0.01	$0.01	$(0.01)	$(0.01)

Weighted average number of shares:
Basic	16,920,419	16,920,419	16,920,419	16,920,419
Diluted	17,132,990	17,150,904	16,920,419	16,920,419

Note: Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period.
The fully diluted income per share calculations exclude the effect of stock options and warrants when their assumed proceeds exceed the average market price of the common stock during the period. For the three months ended June 30, 2008 and 2007, the number of stock options excluded from the computations were 1,482,700 and 2,068,060, respectively. For the six months ended June 30, 2008 and 2007, all stock options and warrants were excluded from the computations and totaled 1,882,700 and 2,518,060, respectively, as their effect would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30,
	2008	2007

COMMON STOCK
Balance at the beginning of the period	$1,692,042	$1,692,042

Balance at the end of the period	$1,692,042	$1,692,042

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the period	$77,600	$38,296
Stock-based compensation expense	3,600	8,762
Issuance of warrants to related parties	—	22,741

Balance at the end of the period	$81,200	$69,799

RETAINED EARNINGS (DEFICIT)
Balance at the beginning of the period	$27,033	$945,709
Cumulative effect of adoption of FIN 48	—	(65,000)
Net loss	(198,857)	(112,029)

Balance at the end of the period	$(171,824)	$768,680

STOCKHOLDERS' EQUITY AT END OF PERIOD	$1,601,418	$2,530,521

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(198,857)	$(112,029)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	27,988	52,026
Amortization	437,770	400,947
Interest paid "in-kind" related to subordinated debt	11,071	5,611
Amortization of subordinated debt costs	7,266	4,031
Deferred income taxes	—	(37,000)
Stock-based compensation expense	3,600	8,762
Loss on disposition of assets	506	—
Abandonment of software development in process	—	11,404
Allowance for doubtful accounts, sales credits and returns	41,947	3,888
Reserve for obsolescence of inventory	9,997	9,000
Change in assets and liabilities:
Accounts and note receivable	(432,014)	(406,211)
Inventories	(11,920)	11,487
Prepaid expenses and other assets	26,900	45,872
Accounts payable, accrued expenses
and deferred revenue	200,738	154,226
Net cash provided by operating activities	124,992	152,014

Cash Flows From Investing Activities
Payments for equipment	(2,196)	(40,851)
Proceeds from sale of assets	1,941	—
Payments for software development costs	(271,257)	(337,922)
Net cash used in investing activities	(271,512)	(378,773)

Cash Flows From Financing Activities
Proceeds on line of credit	425,000	—
Principal payments on term loan	(65,461)	(28,125)
Proceeds from issuance of related party
subordinated debt and warrants	—	193,600
Net cash provided by financing activities	359,539	165,475

Change in cash	213,019	(61,284)

Cash - Beginning of period	217,843	226,486

Cash - End of period	$430,862	$165,202

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

The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other future period, and we make no representations related thereto.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have taken, or are currently taking, the following actions to allow us to continue as a going concern:

•	Eliminated significant operating costs to better align our expenses with our revenues.
•	Developed and released PracticePlanet® in late 2007 which we believe is positioned to generate a recurring revenue stream as well as open opportunities to cross-sell our Orchard Software®.
•	Aggressively pursuing complementary new sales channels which can fill gaps in our current distribution network.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of The Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of this statement is not expected to have a material effect on our consolidated financial position or results of operations.

3.  FAIR VALUE MEASUREMENTS

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.  This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  Our cash balances held in checking and money market checking accounts are classified within Level 1 of the fair value hierarchy.  We believe that the carrying value of our long-term note receivable approximates fair value as its interest rate of 6.183% is reasonable given the level of risk and nature of the receivable; this would be considered a Level 3 fair value measurement.  The carrying value of our debt approximates fair value based on the incremental borrowing rates currently available to us for financing with similar terms and maturities, which would be considered a Level 3 fair value measurement.

4.  BALANCE SHEET DETAILS

	June 30,	December 31,
	2008	2007
Accounts receivable:
Trade accounts receivable	$1,055,853	$622,578
Current portion of note receivable	14,636	14,545
Amount due from coal processor	—	11,245
Other	1,000	—
Allowance for doubtful accounts, sales credits and returns	(122,330)	(90,980)
	$949,159	$557,388

Inventories:
Finished goods	$133,848	$137,981
Raw materials	134,995	147,019
Reserve for obsolescence	(57,500)	(75,580)
	$211,343	$209,420

Property and equipment:
Leasehold improvements	$69,063	$85,891
Office equipment, furniture and fixtures	1,046,128	1,125,814
Machinery and equipment	411,269	444,477
	1,526,460	1,656,182
Accumulated depreciation	(1,459,548)	(1,561,031)
	$66,912	$95,151
Accrued expenses:
Compensation and benefits	$136,680	$190,130
Royalties	94,031	59,341
Deposit from collaborator	—	14,821
Other	38,769	2,342
	$269,480	$266,634

Accounts receivable, inventory and property and equipment of Siboney Corporation and Siboney Learning Group, Inc. are pledged as collateral for debt (Notes 8 and 9).

5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The components of capitalized software development costs consist of:

	June 30,	December 31,
	2008	2007

Software development in progress	$319,885	$160,121
Capitalized software development costs	6,157,766	6,046,273
Accumulated amortization	(4,511,116)	(4,073,346)
	$1,966,535	$2,133,048

Amortization of software development costs charged against earnings amounted to $224,081 and $190,590 for the three months ended June 30, 2008 and 2007, respectively.  Amortization of software development costs charged against earnings amounted to $437,770 and $400,947 for the six months ended June 30, 2008 and 2007, respectively.  During the first quarter of 2007, we expensed to selling, general and administrative expenses $11,404 in costs related to a title that was not released.

6.  COLLABORATIVE ARRANGEMENT

In February 2007 we entered into a strategic alliance and joint development agreement with Edumatics Corporation, Inc. (“Edumatics”).  Under the agreement we jointly developed an online test practice product which is marketed under the name PracticePlanet®.  We share costs and revenues generated with Edumatics, as provided in the agreement.  During 2007 we received approximately $390,000 in cash from Edumatics to fund its share of the costs we incurred for development efforts and overhead related to this product.  We reduced the amount we capitalized into software development by approximately $14,000 during the six months ended June 30, 2008 and $150,000 during 2007 to reflect the portion paid by Edumatics.  Since the launch of PracticePlanet®, Edumatics is not obligated to provide any additional funds to support further development or overhead related to the product.  Under the agreement, we reduced the amount due to Edumatics for PracticePlanet® sales by its portion of overhead costs that we incurred to support PracticePlanet®.  We reduced our selling, general and administrative expenses by approximately $48,000 and $80,000 during the three months ended June 30, 2008 and 2007, respectively, to reflect Edumatics’ portion of these costs.  During the six months ended June 30, 2008 and 2007 we reduced our selling, general and administrative expenses by approximately $54,000 and $143,000, respectively.

In December 2007, the FASB ratified EITF Issue 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”), which discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities.  EITF 07-1 indicates that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”).  EITF 07-1 also provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational and consistently applied accounting policy election.  We have concluded that our agreement with Edumatics would qualify as a collaborative arrangement and we believe that our presentation of revenues and costs is consistent with EITF 07-1.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date.

In accordance with EITF 99-19 we report PracticePlanet® revenue on a gross basis for the total amount billed to customers for subscriptions to the online product because we are the primary obligor and provide the underlying service.  The portion of revenues due to Edumatics is reported as a cost of product sales in our consolidated statement of operations.  This accounting policy of reporting revenue gross as a principal versus net as an agent has no effect on gross profit, operating income, or net income.

7.  INCOME TAXES

We reported no income tax expense in the three and six months ended June 30, 2008 and income tax expense of $99,000 and an income tax benefit of $37,000 in the three and six months ended June 30, 2007, respectively.  These amounts represented effective income tax rates of 0% in the three and six months ended June 30, 2008 and 42% and 25% in the three and six months ended June 30, 2007, respectively.  The significant change in our effective tax rate resulted from no income tax benefit or expense being recorded in the three and six months ended June 30, 2008 as a result of a full valuation allowance of $73,000 related to our current year loss.  In accordance with SFAS No. 109, Accounting for Income Taxes, we were unable to record a deferred tax benefit that would have reduced our net loss during the six months ended June 30, 2008 due to the uncertainty of realizing such deferred tax assets.

8.  DEBT

We have a $1,500,000 revolving line of credit agreement with our bank with an outstanding balance of $1,500,000 as of June 30, 2008. As of December 31, 2007 we owed $1,075,000 on the line of credit.

In addition, we owed $690,448 and $755,909 as of June 30, 2008 and December 31, 2007, respectively under a term loan with our bank.

Both the line of credit and the term loan require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 5.00% as of June 30, 2008.  Accounts receivable, inventory, property and equipment are pledged as collateral.

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

As of June 30, 2008, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are required to achieve minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $620,000 for the six months ended June 30, 2008; our EBITDA was $337,000.  We have obtained a waiver for this non-compliance as of June 30, 2008.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of any future non-compliance with these or any other financial covenants.

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

The effective interest rate on this debt is 16.9%.  The debt is due in full in March 2009; we may prepay it without penalty.  Interest is due quarterly on this debt at a rate of 10% per annum; we can pay in cash or in-kind.  We accrued interest of $5,604 during the three months ended June 30, 2008, which was added to the principal balance of the subordinated debt.  This debt is carried at $219,133 on our consolidated balance sheet at June 30, 2008, which is the principal amount of $227,325 (including accrued interest) less the unamortized portion of the original issuance discount of $8,192.

The following table shows the related party expenses in our consolidated statement of operations related to this debt:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Interest expense on subordinated debt	$5,604	$5,056	$11,071	$5,611
Amortization of original issuance discount	2,835	2,835	5,670	3,146
Total related party interest expense	$8,439	$7,891	$16,741	$8,757

Debt issuance costs amortized to selling,
general and administrative costs	$799	$798	$1,596	$885

This debt is secured by a junior lien on substantially all of Siboney Learning Group, Inc.’s assets. Our bank required that the Directors enter into an agreement that subordinates their loans to the amounts that we owe the bank.  See Note 8 “Debt”.

10.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

	For the Six Months Ended
	June 30,
	2008	2007

Interest paid	$65,805	$107,454
Income taxes paid, net	$5,343	$1,157

Non-cash financing transaction related to the
related party subordinated debt issuance:
Warrant recorded as original issuance discount	$—	$22,741

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

Sales to Brainstorm USA represented 11% and 17% of our consolidated revenues during the three and six months ended June 30, 2008, respectively.  This customer represented 13% and 14% of our consolidated revenues during the three and six months ended June 30, 2007, respectively.  As of June 30, 2008 and December 31, 2007, the amount that Brainstorm USA owed us represented 15% and 14%, respectively, of our net accounts receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “strategy,” “continue,” “will,” “estimate,” “forecast,” and similar words and expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

Orchard is an award winning solution for schools.  In June 2008, Orchard’s K – 3 Language Arts programs was named the winner of the Association of Educational Publishers' 2008 Distinguished Achievement Award in the ESL/ELL curriculum software category.  Orchard's language arts programs assess the needs of English Language Learners (“ELL’s”) and provide targeted instruction that mirrors ELL teaching principles and addresses challenges that ELL students face.  Orchard's reporting system monitors ELL student progress by tracking their gains and areas in need of attention.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions.  Orchard contributed approximately 80% to our revenue for the six months ended June 30, 2008 and 2007.  A version of Orchard (Orchard Home) appropriate for home users is sold through a direct-to-home marketer of educational products.  This reseller relationship provides us with access to the home market without the costs associated with retail distribution.

We also publish two titles-based instructional software product lines:

GAMCO Educational Software (“GAMCO”) is our original software product line.  GAMCO provides schools with single titles and curriculum solutions which we believe are highly motivating and engaging.  GAMCO products are sold through the major national and regional school software catalog dealers, our inside sales force, direct catalogs and direct promotions.  All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.  Our GAMCO product line contributed 5% of our revenue for the six months ended June 30, 2008 and 2007.

Our Educational Activities Software (“EAS”) line has been a leading publisher of software for the middle school to adult learner market for more than 20 years.  Best known for its Diascriptive Reading Series, EAS has traditionally sold its products to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives.  EAS is our primary product offering for the adult learning market.  This product represented 6% and 9% of our revenues for the six months ended June 30, 2008 and 2007, respectively.

In February 2007, Siboney Learning Group and Edumatics Corporation, a California corporation (“Edumatics”), entered into a Strategic Alliance and Joint Development Agreement.  The Strategic Alliance and Joint Development Agreement calls for Siboney and Edumatics to jointly develop an online product (named PracticePlanet®) to assist elementary and middle school students in preparing for their annual high-stakes state tests, using intellectual property provided by Siboney.  PracticePlanet® is an online test practice program designed to enhance student skills and improve scores on state assessments.  PracticePlanet® uses test items which are correlated to state testing standards, prompt feedback and interactive games designed to keep students engaged.  A robust management system allows educators to track progress at the student, class and school level.  The online delivery system allows students and teachers to have access to PracticePlanet® wherever an Internet connection is available.  Test and practice results are automatically aggregated and presented in a form that is concise and easy to use.

We began offering PracticePlanet® in August 2007.  PracticePlanet® is marketed, sold and supported using Siboney’s employees and independent sales channels.  The terms of the agreement required Edumatics to make a one-time payment to Siboney in the amount of $240,000 in order to equally share in the cost of the software development.  Edumatics also agreed to compensate Siboney for Edumatics’ share of the agreed upon value of the intellectual property provided by Siboney.  Ongoing working capital required to market, sell and support the product is equally contributed between Siboney and Edumatics.  All revenues generated from the product are equally shared between the two parties, provided that we are entitled to a disproportionate share of the revenues until we have received $250,000 from the preferential allocation.  As of June 30, 2008 we have sold approximately $132,000 in subscriptions to PracticePlanet®, the majority of which is included in Deferred Revenue in our consolidated financial statements, as we recognize the related revenue over the subscription period.

We also have certain natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries which were not material to our results of operations or financial condition for several years before 2007.  Royalties received are dependent upon coal prices and production.  We recognized revenues of $183,529 and $11,965 related to royalties and lease payments, during the six months ended June 30, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

Our significant accounting policies were described in Note 1 to our audited consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no significant changes to our accounting policies during 2008.  Recent accounting pronouncements are discussed in Note 2 of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this report.

Results of Operations

The following is our discussion and analysis of certain significant factors which have affected our financial condition and operating results during the periods covered by the accompanying consolidated financial statements.

Three and Six Months Ended June 30, 2008 Compared to June 30, 2007

Our consolidated revenues decreased 14% to $1,652,826 from $1,930,896 during the second quarter of 2008 compared to the second quarter of 2007.  Sales of Orchard Home to Brainstorm USA decreased to $175,757 for the second quarter of 2008 compared to $252,578 during the second quarter of 2007, but for the six months ended June 30, 2008 Brainstorm USA’s purchases of Orchard Home increased 9% from purchases during the corresponding period in 2007.  Excluding the sales to Brainstorm USA, we experienced a 10% decrease in sales of Orchard during the second quarter of 2008 compared to 2007.  Our revenues decreased 7% during the first half of 2008 compared to the first half of 2007.  We attribute the decreases to the impact of school system budget cuts, resulting from anticipated lower tax revenues due to the housing market and economic downturn and higher fuel costs.

During the second quarter of 2008 we received an order from a dealer reseller for $165,000 of Orchard product that will ship during the next twelve months at which point we will recognize revenue.  The same dealer also sold $80,000 of PracticePlanet® in June to the same customer, increasing total sales since launch to $132,000 for this product.  The dollars related to this sale of Orchard product and PracticePlanet® are included in deferred revenue as of June 30, 2008 and contributed to its overall increase from December 31, 2007.

Our premium and professional development services revenues decreased to $22,377 from $71,804 during the second quarter of 2008 compared to the second quarter of 2007; for the six months ended June 30, 2008 we recorded $70,707 in service revenues compared to $209,580 during the first half of 2007; the decreases in service revenues were due to fewer large district installation training sessions conducted during the period.

Revenues from natural resources royalties and lease payments increased to $93,352 from $9,693, during the second quarter of 2008 compared to the second quarter of 2007.  For the six months ended June 30, 2008 these revenues were $183,529 compared to $11,965 during the corresponding period in 2007.  The higher revenue was due to increased mining of coal under leases.

Cost of product sales during the three and six months ended June 30, 2008 were consistent with the levels experienced during the comparable periods in 2007.  Lower sales volumes during the periods reduced our royalty expense and material costs, offset by higher software amortization related to our release of Orchard 4.3 during the fall of 2007.

Selling, general and administrative expenses decreased 14% to $1,030,728 from $1,193,738 during the second quarter of 2008 compared to the second quarter of 2007.  For the six months ended June 30, 2008 selling, general and administrative expenses decreased 6% compared to the six months ended June 30, 2007.  The decrease in expenses was due to our focus on controlling costs; including reducing personnel costs, in a challenging revenue environment.

In April 2008, we implemented a cost-cutting and headcount reduction initiative.  We estimate that this initiative will reduce operating costs by over $1,000,000 during the next 12 months.  We incurred approximately $25,000 in April 2008 primarily for severance costs related to the workforce reductions of 12 positions.  Our payroll expense was 11% lower during the second quarter of 2008 compared to 2007 due to the headcount reductions we implemented.  Due to lower sales and the headcount reductions, employee commissions were 51% lower during the second quarter of 2008 compared to the second quarter of 2007.  These decreases were offset by the lower reimbursement for our PracticePlanet® overhead costs to $48,000 during the second quarter of 2008 from $80,000 during the second quarter 2007, as Edumatics is not obligated to provide additional funds, our reimbursement in 2008 is limited to the amount that is due to Edumatics for its share of sales.

Our interest expense decreased during the three and six months ended June 30, 2008 compared to 2007 due to a combination of lower interest rates and lower outstanding amounts due on our bank debt.  The interest rate charged by our bank is their prime rate which has decreased from 8.25% during the three and six months ended June 30, 2007 to 5.00% by the end of the second quarter of 2008.  The weighted average interest rate during the second quarter of 2008 was 5.14% compared to 8.25% during the second quarter of 2007.  Our average bank debt outstanding decreased to $2,200,000 during the second quarter of 2008 from $2,560,000 during the second quarter of 2007.  The reduction in principal was primarily due to the payments we made on our bank debt in December 2007 from the cash proceeds that we received on the extraordinary gain from the sale of a claim related to a natural resource interest.  See further discussion related to our debt under - “Liquidity and Capital Resources” section.

We reported no income tax expense in the three and six months ended June 30, 2008 and income tax expense of $99,000 and an income tax benefit of $37,000 in the three and six months ended June 30, 2007, respectively.  These amounts represented effective income tax rates of 0% in the three and six months ended June 30, 2008 and 42% and 25% in the three and six months ended June 30, 2007, respectively.  The significant change in our effective tax rate resulted from no income tax benefit or expense being recorded in the three and six months ended June 30, 2008 as a result of a full valuation allowance of $73,000 related to our current year loss.  In accordance with SFAS No. 109, Accounting for Income Taxes, we were unable to record a deferred tax benefit that would have reduced our net loss during the six months ended June 30, 2008 due to the uncertainty of realizing such deferred tax assets.

Our net income for the second quarter of 2008 increased to $150,241 (or $0.01 per share) from the second quarter of 2007 net income of $137,600 (or $0.01 per share) after income tax expense of $99,000.  Our net loss for the six months ended June 30, 2008 was $198,857 (or $0.01 per share) compared to a net loss of $112,029 (or $0.01 per share) after an income tax benefit of $37,000.

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

We had a working capital deficit of $1,600,000 at June 30, 2008 which compared to $300,000 of working capital at December 31, 2007 and ratios of current assets to current liabilities of 0.51:1 as of June 30, 2008 and 1.46:1 as of December 31, 2007.  The working capital decrease of $1.9 million was primarily due to our draws on the line of credit of $425,000 to fund operations during the first quarter of 2008 and the classification of our bank term loan, line of credit and related party subordinated debt to current liabilities as of June 30, 2008.

In April 2008, as a result of our cash flow situation, no availability on our bank line of credit, sales below our targets in March 2008 and concern related to sales levels during the remainder of 2008, we implemented a cost-cutting and headcount reduction initiative.  We estimate that this initiative will reduce operating costs by over $1,000,000 during the next 12 months.  We incurred approximately $25,000 in April 2008 primarily for severance costs related to workforce reductions of 12 positions.  The majority of the headcount reductions were in our product development department.  We will focus our efforts on selling our existing products.  We anticipate the cost reductions will improve our cash flows.

Cash increased 98% or $213,019 to $430,862 at June 30, 2008 from $217,843 at December 31, 2007, primarily due to higher sales and collection of receivables during the second quarter of 2008 and reduced payroll costs due to our headcount reduction in April 2008.  Our accounts receivable increased $391,771 or 70% to $949,159 at June 30, 2008 compared to $557,388 at December 31, 2007 due to higher sales in June 2008 compared to December 2007.

Our total debt increased $376,281 or 19% to $2,409,581 at June 30, 2008 from $2,033,300 at December 31, 2007 due to $425,000 in draws on our line of credit offset by principal payments of $65,461 on our term loan and an increase of $16,742 in our subordinated debt, reflecting the accrual of “payment-in-kind” interest.  We had no availability on our bank line of credit as of June 30, 2008.

For information regarding steps we have taken, or are currently taking to improve our liquidity, please see Note 1 of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this report.

Both the line of credit and the term loan require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 5.00% as of June 30, 2008.  Accounts receivable, inventory, property and equipment are pledged as collateral.

For information regarding the renewal of our bank loan in March 2008 please see Note 8 of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this report.

If we breach any term or condition in our bank credit agreements, as amended, our bank has the option to declare the loans due and payable.

As of June 30, 2008, we did not comply with the financial covenants specified in our bank credit agreement.  Under the credit agreement, the financial covenants are measured at the end of each quarter.  We are required to achieve minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $620,000 for the six months ended June 30, 2008; our EBITDA was $337,000.  We have obtained a waiver for this non-compliance as of June 30, 2008.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of any future non-compliance with these or any other financial covenants.

In conjunction with the issuance of the waiver for our non-compliance with the financial covenants as of March 31, 2008, we agreed with our bank in May 2008 to add a loan payoff fee to our bank loan.  When we repay in full our line of credit and term loan, we will be required to pay our bank a fee equal to 50 basis points on the outstanding bank debt at repayment.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  There have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting that have occurred during the period covered by this report.

PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

For information regarding our bank credit agreements, please see Note 8 of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this report, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on June 3, 2008. At the annual meeting, shareholders of the Company voted to elect six directors.

With respect to the election of directors, the following votes were cast:

Nominee	Votes in Favor	Votes Withheld
Rebecca M. Braddock	9,477,066	207,869
William D. Edwards, Jr.	9,474,476	210,459
John J. Riffle	9,486,686	198,249
Lewis B. Shepley	9,486,676	198,259
Timothy J. Tegeler	9,469,866	215,069
Jerome W. Thomasson	9,486,786	198,149

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

ITEM 6.  EXHIBITS

Exhibits required as part of this report are listed in the index appearing on page 21.

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

August 8, 2008

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