Form 10-Q
period 2008-09-30
SIBONEY CORP
filed 2008-11-14
CIK 90057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes [X] No

As of November 7, 2008, the registrant had 16,920,419 outstanding shares of Common Stock.

SIBONEY CORPORATION
FORM 10-Q

PART I  FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements

SIBONEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Current Assets
Cash	$631,383	$217,843
Accounts receivable, net	552,496	557,388
Inventories, net	189,196	209,420
Prepaid expenses	60,962	77,551
Total current assets	1,434,037	1,062,202

Property and Equipment, Net	58,901	95,151

Long-term Note Receivable	148,576	151,908

Capitalized Software, Net	1,899,190	2,133,048

Goodwill	1,045,015	1,045,015

Other Assets	11,002	20,720

Total assets	$4,596,721	$4,508,044

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of term loan	$662,323	$103,125
Line of credit	1,425,000	—
Current portion of subordinated debt (related party)	227,808	—
Accounts payable	258,546	235,637
Accrued expenses	168,506	266,634
Deferred revenue	204,755	106,330
Interest payable	8,697	15,068
Total current liabilities	2,955,635	726,794

Long-Term Liabilities
Line of credit	—	1,075,000
Long-term portion of term loan	—	652,784
Subordinated debt (related party)	—	202,391
Other long-term liabilities	54,400	54,400
Total long-term liabilities	54,400	1,984,575

Commitments and Contingencies

Stockholders' Equity
Common stock:
Authorized 100,000,000 shares at $0.10 par value; issued and
outstanding 16,920,419 at September 30, 2008 and December 31, 2007	1,692,042	1,692,042
Additional paid-in capital	82,653	77,600
Retained earnings (deficit)	(188,009)	27,033
Total stockholders' equity	1,586,686	1,796,675

Total liabilities and stockholders' equity	$4,596,721	$4,508,044

Note: The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$1,244,892	$1,486,094	$4,135,961	$4,604,254

Cost of Product Sales	403,305	404,611	1,262,599	1,274,684

Gross profit	841,587	1,081,483	2,873,362	3,329,570

Selling, General and
Administrative Expenses	821,249	1,073,228	2,980,014	3,359,845

Income (loss) from operations	20,338	8,255	(106,652)	(30,275)

Other Expense
Interest expense, net	(32,677)	(58,882)	(104,037)	(169,381)
Gain (loss) on sale of assets	—	250	(506)	250
Total other expense	(32,677)	(58,632)	(104,543)	(169,131)

Loss before income taxes	(12,339)	(50,377)	(211,195)	(199,406)

Income Tax Expense	(3,847)	(1,136,099)	(3,847)	(1,099,099)

Net loss	$(16,186)	$(1,186,476)	$(215,042)	$(1,298,505)

Loss per share, basic and diluted	$—	$(0.07)	$(0.01)	$(0.08)

Weighted average number of shares, basic and diluted	16,920,419	16,920,419	16,920,419	16,920,419

Note: Basic loss per share is computed using the weighted average number of common shares outstanding during the period.
For the three and nine months ended September 30, 2008 and 2007, all stock options and warrants were excluded from the computations of diluted loss per share and totaled 1,882,700 and 2,518,060, respectively, as their effect would be anti-dilutive.

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	For the Nine Months Ended
	September 30,
	2008	2007

COMMON STOCK
Balance at the beginning of the period	$1,692,042	$1,692,042

Balance at the end of the period	$1,692,042	$1,692,042

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the period	$77,600	$38,296
Stock-based compensation expense	5,053	12,489
Issuance of warrants to related parties	—	22,741

Balance at the end of the period	$82,653	$73,526

RETAINED EARNINGS (DEFICIT)
Balance at the beginning of the period	$27,033	$945,709
Cumulative effect of adoption of FIN 48	—	(65,000)
Net loss	(215,042)	(1,298,505)

Balance at the end of the period	$(188,009)	$(417,796)

STOCKHOLDERS' EQUITY AT END OF PERIOD	$1,586,686	$1,347,772

See accompanying notes to unaudited consolidated financial statements.

SIBONEY CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(215,042)	$(1,298,505)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	37,186	72,422
Amortization	651,257	576,818
Interest paid "in-kind" related to subordinated debt	16,881	10,866
Amortization of subordinated debt costs	10,938	7,704
Deferred income taxes	—	1,105,000
Stock-based compensation expense	5,053	12,489
Loss (gain) on sale of assets	506	(250)
Abandonment of software development in process	—	11,404
Allowance for doubtful accounts, sales credits and returns	48,775	(14,725)
Reserve for obsolescence of inventory	15,497	11,860
Change in assets and liabilities:
Accounts and note receivable	(40,551)	83,821
Inventories	4,727	5,665
Prepaid expenses and other assets	23,905	24,044
Accounts payable, accrued expenses
and deferred revenue	16,835	(91,297)
Net cash provided by operating activities	575,967	517,316

Cash Flows From Investing Activities
Payments for equipment	(3,383)	(52,541)
Proceeds from sale of assets	1,941	250
Payments for software development costs	(417,399)	(534,631)
Net cash used in investing activities	(418,841)	(586,922)

Cash Flows From Financing Activities
Proceeds from (payments on) line of credit	350,000	(100,000)
Principal payments on term loan	(93,586)	(34,253)
Proceeds from issuance of related party
subordinated debt and warrants	—	193,600
Net cash provided by financing activities	256,414	59,347

Change in cash	413,540	(10,259)

Cash - Beginning of period	217,843	226,486

Cash - End of period	$631,383	$216,227

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

The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other future period, and we make no representations related thereto.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have taken, or are currently taking, the following actions to allow us to continue as a going concern:

•	Eliminated significant operating costs to better align our expenses with our revenues.
•	Developed and released PracticePlanet® in August 2007 which we believe is positioned to generate a recurring revenue stream as well as open opportunities to cross-sell our Orchard Software®.
•	Aggressively pursuing complementary new sales channels which can fill gaps in our current distribution network.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies were described in Note 1 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K.  These accounting policies have not significantly changed with the exception of those discussed below.

Changes in Accounting Principles

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants.  Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 that delayed application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, that clarified the application of SFAS 157 and was effective upon issuance, including prior periods for which financial statements had not been issued.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position or results of operations.  We are currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on our consolidated financial position and results of operations.  See Note 3 “Fair Value Measurements”.

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

4.  BALANCE SHEET DETAILS

	September 30,	December 31,
	2008	2007
Accounts receivable:
Trade accounts receivable	$643,291	$622,578
Current portion of note receivable	14,733	14,545
Amount due from coal processor	—	11,245
Allowance for doubtful accounts, sales
credits and returns	(105,528)	(90,980)
	$552,496	$557,388

Inventories:
Finished goods	$116,897	$137,981
Raw materials	134,699	147,019
Reserve for obsolescence	(62,400)	(75,580)
	$189,196	$209,420

Property and equipment:
Leasehold improvements	$69,063	$85,891
Office equipment, furniture and fixtures	982,712	1,125,814
Machinery and equipment	389,180	444,477
	1,440,955	1,656,182
Accumulated depreciation	(1,382,054)	(1,561,031)
	$58,901	$95,151
Accrued expenses:
Compensation and benefits	$110,297	$190,130
Royalties	49,167	59,341
Deposit from collaborator	—	14,821
Other	9,042	2,342
	$168,506	$266,634

Accounts receivable, inventory and property and equipment of Siboney Corporation and Siboney Learning Group, Inc. are pledged as collateral for debt (Notes 8 and 9).

5.  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The components of capitalized software development costs consist of:

	September 30,	December 31,
	2008	2007

Software development in progress	$466,027	$160,121
Capitalized software development costs	6,157,766	6,046,273
Accumulated amortization	(4,724,603)	(4,073,346)
	$1,899,190	$2,133,048

Amortization of software development costs charged against earnings amounted to $213,487 and $175,871 for the three months ended September 30, 2008 and 2007, respectively.  Amortization of software development costs charged against earnings amounted to $651,257 and $576,818 for the nine months ended September 30, 2008 and 2007, respectively.  During the first quarter of 2007, we expensed to selling, general and administrative expenses $11,404 in costs related to a title that was not released.

6.  COLLABORATIVE ARRANGEMENT

In February 2007 we entered into a strategic alliance and joint development agreement with Edumatics Corporation (“Edumatics”).  Under the agreement we jointly developed an online test practice product which is marketed under the name PracticePlanet®.  We share costs and revenues generated with Edumatics, as provided in the agreement.  During 2007 we received approximately $390,000 in cash from Edumatics to fund its share of the costs we incurred for development efforts and overhead related to this product.  We reduced the amount we capitalized into software development by approximately $14,000 during the nine months ended September 30, 2008 and $150,000 during 2007 to reflect the portion paid by Edumatics.  Since the launch of PracticePlanet®, Edumatics is not obligated to provide any additional funds to support further development or overhead related to the product.  Under the agreement, we reduced the amount due to Edumatics for PracticePlanet® sales by its portion of overhead costs that we incurred to support PracticePlanet®.  We reduced our selling, general and administrative expenses by approximately $21,000 and $83,000 during the three months ended September 30, 2008 and 2007, respectively, to reflect Edumatics’ portion of these costs.  During the nine months ended September 30, 2008 and 2007 we reduced our selling, general and administrative expenses by approximately $75,000 and $225,000, respectively.

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

In accordance with EITF 99-19 we report PracticePlanet® revenue on a gross basis for the total amount billed to customers for subscriptions to the online product because we are the primary obligor and provide the underlying service.  The portion of revenues due to Edumatics is reported as a cost of product sales in our consolidated statements of operations.  This accounting policy of reporting revenue gross as a principal, versus net as an agent has no effect on gross profit, operating income, or net income.

7.  INCOME TAXES

We reported income tax expense of $3,847 in the three and nine months ended September 30, 2008 and income tax expense of $1,136,099 and $1,099,099 in the three and nine months ended September 30, 2007, respectively.  At September 30, 2007, we were not able to establish that it was more likely than not our deferred tax assets would be realized and we recorded a full valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109, Accounting for Income Taxes.

8.  DEBT

We have a $1,500,000 revolving line of credit agreement with our bank with an outstanding balance of $1,425,000 as of September 30, 2008.  As of December 31, 2007 we owed $1,075,000 on the line of credit.

In addition, we owed $662,323 and $755,909 as of September 30, 2008 and December 31, 2007, respectively under a term loan with our bank.

Both the line of credit and the term loan require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 5.0% as of September 30, 2008.  Accounts receivable, inventory, property and equipment are pledged as collateral.

We entered into a new debt agreement in March 2008 with our bank to extend the due dates from April 1, 2008 to January 1, 2009.

We renewed our bank loans in March 2008 under the following terms:

•	The interest rate on the line of credit and term loan remained at our bank’s prime rate.
•
The quarterly principal payments of $28,125 on the term loan were changed to a schedule of monthly principal payments of $9,375 beginning May 1, 2008 with the remaining principal due in full January 1, 2009.  As a result, under the renewal we are obligated to make principal payments of $103,125 during 2008 with the remaining balance due January 1, 2009.

•	The $1,500,000 line of credit was extended through January 1, 2009. The outstanding balance on the line is due on January 1, 2009.
•	We agreed to achieve minimum earnings before interest, taxes, depreciation and amortization, which is tested quarterly.

If we breach any term or condition in the agreements, as amended, our bank has the option to declare the loans due and payable.

As of September 30, 2008, we did not comply with the financial covenants specified in our bank credit agreement which are measured at the end of each quarter.  We were required to achieve minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $890,000 for the nine months ended September 30, 2008; our EBITDA was approximately $580,000.  We have obtained a waiver for this non-compliance as of September 30, 2008.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of any future non-compliance with these or any other financial covenants.

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

The effective interest rate on this debt is 16.9%.  The debt is due in full in March 2009; we may prepay it without penalty.  Interest is due quarterly on this debt at a rate of 10% per annum; we can pay in cash or in-kind.  We accrued interest of $5,809 during the three months ended September 30, 2008, which was added to the principal balance of the subordinated debt.  This debt is carried at $227,808 on our consolidated balance sheets at September 30, 2008, which is the principal amount of $233,135 (including accrued interest) less the unamortized portion of the original issuance discount of $5,327.

The following table shows the related party expenses in our consolidated statements of operations related to this debt:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Interest expense on subordinated debt	$5,809	$5,255	$16,881	$10,866
Amortization of original issuance discount	2,866	2,866	8,536	6,012
Total related party interest expense	$8,675	$8,121	$25,417	$16,878

Debt issuance costs amortized to selling,
general and administrative costs	$807	$807	$2,402	$1,692

This debt is secured by a junior lien on substantially all of Siboney Learning Group, Inc.’s assets. Our bank required that the Directors enter into an agreement that subordinates their loans to the amounts that we owe the bank.  See Note 8 “Debt.”

10.  STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURES

	For the Nine Months Ended
	September 30,
	2008	2007

Interest paid	$93,309	$144,212
Income taxes paid, net	$14,143	$2,255

Non-cash financing transaction related to the
related party subordinated debt issuance:
Warrant recorded as original issuance discount	$—	$22,741

11.  SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

We operate our business in one operating segment: the publishing and distribution of educational software products through Siboney Learning Group, Inc., a wholly-owned subsidiary.  Our chief operating decision-maker is our Chief Operating Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, accounts receivable and our note receivable.  We grant unsecured credit to substantially all of our customers.  We do not believe that we are exposed to any extraordinary credit risk as a result of this policy.  At various times and at September 30, 2008 we had cash balances in excess of federally insured limits.  We have not experienced any losses in such accounts.  We do not believe that we are exposed to any significant credit risk with respect to our cash.

Sales to Brainstorm USA represented 23% and 19% of our consolidated revenues during the three and nine months ended September 30, 2008, respectively.  This customer represented 15% and 14% of our consolidated revenues during the three and nine months ended September 30, 2007, respectively.  As of September 30, 2008 and December 31, 2007, the amount that Brainstorm USA owed us represented 31% and 14%, respectively, of our net accounts receivable.

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

The passage and implementation of the No Child Left Behind Act (“NCLB”) in 2002 placed higher standards for accountability, research-based products, instructional improvement and data-driven decision-making upon all public schools in the United States.  As a result, we focus on upgrading and marketing our Orchard product line.  We believe that Orchard is a cost-effective solution for schools facing growing pressures to demonstrate Adequate Yearly Progress (“AYP”) and instructional improvement as mandated by NCLB.

Orchard integrates the results of subject specific assessment tests which are based upon state standards, with individualized instruction from over 160 Skill Trees (i.e., curriculum software titles) in K-12 reading, language, mathematics and science.  Orchard’s assessment identifies areas of academic weakness for each student within his/her state’s grade-specific standards of learning.  Orchard then prescribes an individualized learning path for each student as they interact with a wide variety of motivating instructional approaches that appeal to different learning styles.  Orchard’s management system tracks student progress for teachers and administrators who are facing increasing pressure for data-driven decision making as mandated by NCLB.  Interim assessment tools can be used to measure educational gains and to prepare students for their high-stakes state tests.

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

Orchard continues to win industry awards as a comprehensive software solution for schools.  Most recently, in August 2008, Orchard was named a winner of the 15th Annual Teachers’ Choice Awards for the Classroom in the education software category.

Orchard is sold through a network of independent dealer representatives, direct field and inside sales representatives who actively call on schools to sell comprehensive curriculum- and technology-based learning solutions.  Orchard contributed approximately 80% to our revenue for the nine months ended September 30, 2008 and 2007.  A version of Orchard (Orchard Home) appropriate for home users is sold through a direct-to-home marketer of educational products.  This reseller relationship provides us with access to the home market without the costs associated with retail distribution.

We also publish two titles-based instructional software product lines:

GAMCO Educational Software (“GAMCO”) provides schools with single curriculum titles which we believe are highly motivating and engaging.  GAMCO products are sold through the major national and regional school software catalog dealers, our inside sales force, direct catalogs and direct promotions.  All GAMCO titles include management features that track student progress and allow teachers to modify the instruction to meet individual learning needs.  Our GAMCO product line contributed 5% of our revenue for the nine months ended September 30, 2008 and 2007.

Educational Activities Software (“EAS”) has been a curriculum solution for the middle school to adult learner market for more than 20 years.  Best known for its Diascriptive Reading Series, EAS is sold to schools, community colleges, adult learning centers and correctional facilities through a network of independent representatives.  EAS is our primary product offering for the adult learning market.  This product represented 5% and 7% of our revenues for the nine months ended September 30, 2008 and 2007, respectively.

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

We began offering PracticePlanet® in August 2007.  PracticePlanet® is marketed, sold and supported using Siboney’s employees and independent sales channels.  The terms of the agreement required Edumatics to make a one-time payment to Siboney in the amount of $240,000 in order to equally share in the cost of the software development.  Edumatics also agreed to compensate Siboney for Edumatics’ share of the agreed upon value of the intellectual property provided by Siboney.  Ongoing working capital required to market, sell and support the product is equally contributed between Siboney and Edumatics.  All revenues generated from the product are equally shared between the two parties, provided that we are entitled to a disproportionate share of the revenues until we have received $250,000 from the preferential allocation.  As of September 30, 2008 we have sold approximately $185,000 in subscriptions to PracticePlanet®, the majority of which is included in deferred revenue in our consolidated financial statements, as we recognize the related revenue over the subscription period.

We have natural resources interests, including coal, oil and gas, through Siboney Coal Company, Inc. and other subsidiaries.  Royalties received from these natural resources depend on coal prices and production.  We recognized royalty revenue of $240,380 and $43,685 during the nine months ended September 30, 2008 and 2007, respectively.

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

Results of Operations

The following is our discussion and analysis of certain significant factors which have affected our financial condition and operating results during the periods covered by the accompanying unaudited consolidated financial statements.

Three and Nine Months Ended September 30, 2008 Compared to September 30, 2007

Our consolidated revenues decreased 16% to $1,244,892 from $1,486,094 during the third quarter of 2008 compared to the third quarter of 2007.  Sales of Orchard Home to Brainstorm USA increased to $288,696 for the third quarter of 2008 compared to $222,551 during the third quarter of 2007, and for the nine months ended September 30, 2008 Brainstorm USA’s purchases of Orchard Home increased 16% from purchases during the corresponding period in 2007.  Excluding the sales to Brainstorm USA, we experienced a 26% decrease in sales of Orchard during the third quarter of 2008 compared to 2007.  Our revenues decreased 10% during the nine months ended September 30, 2008 compared to the similar period of 2007.  We attribute the decreases to the impact of school system budget cuts, resulting from anticipated lower tax revenues due to the housing market and economic downturn and higher fuel costs.

Our premium and professional development services revenues decreased to $45,851 from $98,252 during the third quarter of 2008 compared to the third quarter of 2007; for the nine months ended September 30, 2008 we recorded $116,558 in service revenues compared to $307,832 during the nine months ended September 30, 2007.  The decreases in service revenues were due to fewer large district installation and training sessions conducted during the period.

Revenues from natural resources royalties and lease payments increased to $56,851 from $31,720, during the third quarter of 2008 compared to the third quarter of 2007.  For the nine months ended September 30, 2008 these revenues were $240,380 compared to $43,685 during the corresponding period in 2007.  The higher revenue was due to increased mining of coal under leases.

Cost of product sales during the three and nine months ended September 30, 2008 were consistent with the levels experienced during the comparable periods in 2007.  Lower sales volumes during the periods reduced our royalty expense and material costs, offset by higher software amortization related to our release of Orchard 4.3 during the fall of 2007.

Selling, general and administrative expenses decreased 23% to $821,249 from $1,073,228 during the third quarter of 2008 compared to the third quarter of 2007.  For the nine months ended September 30, 2008 selling, general and administrative expenses decreased 11% compared to the nine months ended September 30, 2007.  The decreases in expenses were due to our focus on controlling discretionary spending, including reduction in personnel costs, in a challenging revenue environment.

In April 2008, we implemented a cost-cutting and headcount reduction initiative.  We estimate that this initiative will reduce operating costs by $1,000,000 over a 12-month period.  We incurred $25,000 in the second quarter of 2008 primarily for severance costs related to the workforce reductions of 12 positions.  Our payroll expense was 31% lower during the third quarter of 2008 compared to 2007 due to the headcount reductions we implemented.  Due to lower sales and the headcount reductions, employee commissions were 67% lower during the third quarter of 2008 compared to the third quarter of 2007.  These decreases were offset by lower reimbursement for our PracticePlanet® overhead costs to $21,000 during the third quarter of 2008 from $80,000 during the third quarter 2007, as Edumatics is not obligated to provide additional funds, our reimbursement in 2008 is limited to the amount that is due to Edumatics for its share of sales.

Our interest expense decreased during the three and nine months ended September 30, 2008 compared to 2007 due to a combination of lower interest rates and lower outstanding amounts due on our bank debt.  The interest rate charged by our bank is their prime rate which has decreased from 7.75% as of September 30, 2007 to 5.00% by September 30, 2008.  The weighted average interest rate during the third quarter of 2008 was 5.00% compared to 8.14% during the third quarter of 2007.  Our average bank debt outstanding decreased to $2,100,000 during the third quarter of 2008 from $2,600,000 during the third quarter of 2007.  The reduction in principal was primarily due to the payment we made on our bank debt in December 2007 from the cash proceeds that we received on the extraordinary gain from the sale of a claim related to a natural resource interest.  See further discussion related to our debt under – “Liquidity and Capital Resources.”

We reported income tax expense of $3,847 in the three and nine months ended September 30, 2008 and income tax expense of $1,136,099 and $1,099,099 in the three and nine months ended September 30, 2007, respectively.  At September 30, 2007, we were not able to establish that it was more likely than not our deferred tax assets would be realized and we recorded a full valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109, Accounting for Income Taxes.

Our net loss for the third quarter of 2008 decreased to $16,186 (or $0.00 per share) from the third quarter of 2007 net loss of $1,186,476 (or $0.07 per share) after income tax expense of $1,136,099.  Our net loss for the nine months ended September 30, 2008 was $215,042 (or $0.01 per share) compared to a net loss of $1,298,505 (or $0.08 per share) after income tax expense of $1,099,099.

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

We had a working capital deficit of $1,522,000 at September 30, 2008 which compared to $335,000 of working capital at December 31, 2007 and ratios of current assets to current liabilities of 0.49:1 as of September 30, 2008 and 1.46:1 as of December 31, 2007.  The working capital decrease of approximately $1,900,000 was primarily due to our draws on the line of credit of $350,000 to fund operations and the classification of our bank term loan, line of credit and related party subordinated debt to current liabilities as of September 30, 2008.

In April 2008, as a result of our cash flow situation, no availability on our bank line of credit, sales below our targets and concern related to sales levels during 2008, we implemented a cost-cutting and headcount reduction initiative.

We estimate that this initiative will reduce operating costs by $1,000,000 over a 12-month period.  The majority of the headcount reductions were in our product development department.  We are focusing our efforts on selling existing products.  We believe the cost reductions have and will continue to improve our cash flows.

Cash increased 190% or $413,540 to $631,383 at September 30, 2008 from $217,843 at December 31, 2007, as a result of the net proceeds on our bank debt and reduced payroll and related costs due to our headcount reduction implemented during April 2008.

Our total debt increased $281,831 or 14% to $2,315,131 at September 30, 2008 from $2,033,300 at December 31, 2007 due to $350,000 in draws on our line of credit offset by principal payments of $93,586 on our term loan and an increase of $25,417 in our subordinated debt, reflecting the accrual of “payment-in-kind” interest.  We had availability of $75,000 on our bank line of credit as of September 30, 2008.  In November 2008, we made a $100,000 payment on our bank line of credit.

For information regarding steps we have taken, or are currently taking to improve our liquidity, please see Note 1 of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this report.

Both the line of credit and the term loan require us to pay interest monthly on the outstanding balance at our bank’s prime rate which was 5.00% as of September 30, 2008.  Accounts receivable, inventory, property and equipment are pledged as collateral.

For information regarding the renewal of our bank loan in March 2008 please see Note 8 of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this report.

If we breach any term or condition in our bank credit agreements, as amended, our bank has the option to declare the loans due and payable.

As of September 30, 2008, we did not comply with the financial covenants specified in our bank credit agreement which are measured at the end of each quarter.  We were required to achieve minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $890,000 for the nine months ended September 30, 2008; our EBITDA was approximately $580,000.  We have obtained a waiver for this non-compliance as of September 30, 2008.  However, we can provide no assurance that we will be able to obtain a waiver from the bank of any future non-compliance with these or any other financial covenants.

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

November 14, 2008

Index to Exhibits

Exhibits

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